Form 10-Q
period 1996-06-30
USCS INTERNATIONAL INC
filed 1996-08-14
CIK 1012459

                        U.S. SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C.  20549

                                      FORM 10-Q

(Mark one)
/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the quarterly period ended June 30, 1996

                                          OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission file number: 0-28268

                               USCS INTERNATIONAL, INC.
                      -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                       94-1727009
- -------------------------------                       ----------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification)

2969 PROSPECT PARK DRIVE, RANCHO CORDOVA                 95670-6148
              CALIFORNIA
- ----------------------------------------              ---------------
(Address of principal executive offices)                (Zip Code)

          Registrant's telephone number, including area code (916) 636-4500


- -------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                       Yes          No X
                                           ---        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at June 30, 1996
    -----------------------------           ----------------------------
    Common Stock, $.05 par value                   22,283,827 shares

                               USCS INTERNATIONAL, INC.
                                 REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED JUNE 30, 1996


                                                                        PAGE NO.
                                                                        --------

Part I.  Financial Information

    Item 1.   Financial Statements                                           3

         Consolidated Condensed Balance Sheets
         June 30, 1996 (Unaudited) and December 31, 1995                     4

         Consolidated Condensed Statements of Operations (Unaudited)
         Three months and six months ended June 30, 1996 and 1995            5

         Consolidated Condensed Statements of Cash Flows (Unaudited)
         Six months ended June 30, 1996 and 1995                             6

         Notes to Consolidated Condensed Financial Statements                7

    Item 2.    Management's Discussion and Analysis of Financial
               Condition, Results of Operations, and Certain
               Factors That May Affect Future Results.                    8-12

Part II. Other Information

    Item 1.    Legal Proceedings                                            13

    Item 2.    Changes in Securities                                        13

    Item 3.    Defaults Upon Senior Securities                              13

    Item 4.    Submission of Matters to a Vote of Security Holders          13

    Item 5.    Other Information                                            14

    Item 6.    Exhibits and Reports on Form 8-K                             14

               Signature                                                    15

                               USCS INTERNATIONAL, INC.

PART I- FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS


The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1995, have been prepared by the Company without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statments should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-3842) declared effective by the SEC on June 20, 1996. The results of operations for the three months and six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

                               USCS INTERNATIONAL, INC.
                          CONSOLIDATED CONDENSED BALANCE SHEETS

                         (In thousands except per share amounts)

                                                                 June 30,     December 31,
                                                                   1996           1995
                                                               ------------    ------------
                                                               (Unaudited)
                                   ASSETS

Current Assets:
    Cash                                                        $     6,725    $    6,627
    Accounts receivable                                              67,061        59,907
    Current portion of net investment in leases                       4,963         6,868
    Paper products and other inventory                                4,761         5,608
    Other                                                             5,935         4,904
                                                                ------------    ------------
         Total current assets                                        89,445        83,914
Property and equipment                                               89,505        85,385
Net investment in leases, net of current portion                      5,893         7,320
Other                                                                 4,528         3,831
                                                                ------------   ------------
Total assets                                                    $   189,371    $  180,450
                                                                ------------   ------------
                                                                ------------   ------------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
   Accounts payable and accrued expenses                        $    40,649    $   44,974
   Current portion of long-term debt                                  8,442        11,679
   Deferred revenue                                                   5,116         3,821
                                                                ------------   ------------
        Total current liabilities                                    54,207        60,474
Long-term debt, net of current portion                               18,956        51,155
Customer deposits                                                    13,403        13,497
Other liabilities                                                     8,008         8,734
                                                                ------------    ------------
        Total liabilities                                            94,574       133,860
                                                                ------------    ------------
Stockholders' Equity:
   Preferred Stock, $.05 par value, 10,000,000 shares
    authorized; no shares issued and outstanding                          -             -
   Common Stock, $.05 par value
    Voting: Authorized 40,000,000 shares; Issued and
       outstanding: 22,283,827 shares at June 30, 1996
       (unaudited) and 12,813,313 shares at December 31, 1995         1,114           641
    Non-Voting: Authorized 12,000,000 shares; Issued and
       outstanding: 6,228,702 shares at December 31, 1995                 -           311
   Additional paid-in capital                                        42,645             -
   Retained earnings                                                 51,364        45,966
   Foreign currency translation adjustment                             (326)         (328)
                                                                ------------   ------------
       Total stockholders' equity                                    94,797        46,590
                                                                ------------   ------------
Total liabilities and stockholders' equity                      $   189,371    $  180,450
                                                                ------------   ------------
                                                                ------------   ------------

                               USCS INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                     (Unaudited)
                         (In thousands except per share amounts)






                                                   Three months ended             Six months ended
                                                        June 30,                      June 30,
                                               ---------------------------     ------------------------

                                                   1996           1995           1996           1995
                                                   -----          ----           ----           ----

Revenue:
    Software and services                      $     57,789    $    46,129     $  113,210     $   92,613
    Equipment sales and services                      5,783         10,022         10,617         16,550
                                               ------------    -----------     ----------     ----------
         Total revenue                               63,572         56,151        123,827        109,163
                                               ------------    -----------     ----------     ----------
Cost of revenue:
    Software and services                            36,358         31,102         71,586         60,915
    Equipment sales and services                      3,413          5,996          6,346          9,697
                                               ------------    -----------     ----------     ----------
         Total cost of revenue                       39,771         37,098         77,932         70,612
                                               ------------    -----------     ----------     ----------
Gross profit                                         23,801         19,053         45,895         38,551
                                               ------------    -----------     ----------     ----------

Operating expenses:
    Research and development                          5,890          3,917         11,533          8,421
    Selling, general and administrative              12,070         10,120         23,078         20,177
                                               ------------    -----------     ----------     ----------
         Total operating expenses                    17,960         14,037         34,611         28,598
                                               ------------    -----------     ----------     ----------
Operating income                                      5,841          5,016         11,284          9,953
Interest expense                                      1,143          1,236          2,349          2,404
                                               ------------    -----------     ----------     ----------
Income before income taxes                            4,698          3,780          8,935          7,549

Income tax provision                                  1,855          1,493          3,529          2,981
                                               ------------    -----------     ----------     ----------
Net income                                     $      2,843   $      2,287   $      5,406   $      4,568
                                               ------------    -----------     ----------     ----------
                                               ------------    -----------     ----------     ----------

Earnings per share                             $       0.13   $       0.11   $       0.26   $       0.22
                                               ------------    -----------     ----------     ----------
                                               ------------    -----------     ----------     ----------
Weighted average common
    shares and equivalents                           21,304         21,186         20,982         21,340
                                               ------------    -----------     ----------     ----------
                                               ------------    -----------     ----------     ----------

                               USCS INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)
                                   (In thousands)



                                                          Six months ended
                                                               June 30,
                                                      -----------------------
                                                          1996         1995
                                                      ----------    ---------

Cash flows from operating activities:
    Net cash provided by operating activities         $    6,575    $  12,027
                                                      ----------    ---------
Cash flows from investing activities:
    Capital expenditures, net                            (13,501)     (13,938)
    Other                                                   (339)      (1,997)
                                                      ----------    ---------
Net cash used in investing activities                    (13,840)     (15,935)
                                                      ----------    ---------
Cash flows from financing activities:
    Net (paydown) borrowing of revolving
    credit agreement                                     (26,000)      15,000
    Payments on long-term debt                            (9,436)      (9,792)
    Proceeds from issuance of common stock
      less commission                                     45,338          318
    Initial public offering costs                         (2,500)           -
    Repurchase of common stock                               (39)        (558)
                                                      ----------    ---------
Net cash provided by financing activties                   7,363        4,968
                                                      ----------    ---------
Net increase in cash                                          98        1,060

Cash at January 1                                          6,627        1,966
                                                      ----------    ---------
Cash at June 30                                       $    6,725    $   3,026
                                                      ----------    ---------
                                                      ----------    ---------

                               USCS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

    1.   Stockholders' Equity

         The Company completed an initial public offering (IPO) of its common stock in June 1996. The Company sold 2,766,375 shares at an initial public offering price of $17 per share, resulting in proceeds to the Company of approximately $41.2 million, after deducting underwriting discounts and offering expenses.

         As of the closing of the IPO, the Company's Common Voting Stock split on a 2.1 to 1 basis, the Company's Common Non-Voting Stock split on a 2 to 1 basis, and all of the Common Non-Voting Stock converted to Common Voting Stock on a one-for-one basis. The effect of these transactions has been retroactively reflected in the financial statements.

    2.   Income Tax

         Income tax provisions for interim periods are based on estimated effective annual income tax rates. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

    3.   Earnings per Share

         Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the respective periods, including the assumed net shares issuable upon exercise of stock options when dilutive. Common and common equivalent shares issued during the twelve month period prior to the IPO are included in the calculations as if they were outstanding for all periods presented (using the treasury stock method at the fair market value of the stock on June 30, 1996.)

    4.   Subsequent Event

         On July 9, 1996, the Company received approximately $11.4 million, after deducting underwriting discounts and offering expenses, upon the exercise of the Underwriters' overallotment option to purchase
         720,000 shares of common stock in connection with the IPO.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Certain Factors that May Affect Future Results

Founded in 1969, USCS is a leading provider of customer management software and services to the global communications industry. Revenue is derived primarily from providing software and bill presentment services to cable television and multi-service providers in the U.S. and 13 other countries and bill presentment services to telecommunication companies in the U.S. Software and bill presentment services to cable television and multi-service providers are generally provided under bundled service arrangements. Most of the Company's revenue is derived based on the number of subscribers or end-users of the Company's clients, the number of billing statements mailed and/or the number of images, generally one page side, produced. Most of the Company's revenue is derived under long-term contracts with terms ranging from three to seven years.

The Company provides software and services to North American cable television and multi-service providers primarily through a direct sales force. Outside of North America, the Company markets its software services primarily through strategic partners, such as system integrators and computer hardware manufacturers, which provide local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the international, multi-service and telecommunications markets because it believes these represent opportunities to grow at rates greater than in the U.S. cable television marketplace alone. In addition, the Company sells computer hardware and provides associated maintenance. Leasing is provided as an alternative to equipment purchase for clients.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item:

                                                     Three months ended                            Six months ended
                                                           June 30,                                    June 30,
                                          -----------------------------------------   -------------------------------------------
                                                   1996                 1995                  1996                   1995
                                          ---------------------  ------------------   ---------------------  --------------------
                                                                          (Dollars in thousands)
Revenue:
  Software and services                     $57,789       90.9%   $46,129     82.2%    $113,210       91.4%  $ 92,613       84.8%
  Equipment sales and services                5,783        9.1     10,022     17.8       10,617        8.6     16,550       15.2
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
      Total revenue                          63,572      100.0     56,151    100.0      123,827      100.0    109,163      100.0
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
Cost of revenue:
  Software and services                      36,358       57.2     31,102     55.4       71,586       57.8     60,915       55.8
  Equipment sales and services                3,413        5.4      5,996     10.7        6,346        5.1      9,697        8.9
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
      Total cost of revenue                  39,771       62.6     37,098     66.1       77,932       62.9     70,612       64.7
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
Gross profit                                 23,801       37.4     19,053     33.9       45,895       37.1     38,551       35.3
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
Operating expenses:
  Research and development                    5,890        9.2      3,917      7.0       11,533        9.3      8,421        7.7
  Selling, general and administrative        12,070       19.0     10,120     18.0       23,078       18.7     20,177       18.5
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
      Total operating expenses               17,960       28.2     14,037     25.0       34,611       28.0     28,598       26.2
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
Operating income                              5,841        9.2      5,016      8.9       11,284        9.1      9,953        9.1
Interest expense                              1,143        1.8      1,236      2.2        2,349        1.9      2,404        2.2
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
Income before income taxes                    4,698        7.4      3,780      6.7        8,935        7.2      7,549        6.9

Income tax provision                          1,855        2.9      1,493      2.6        3,529        2.8      2,981        2.7
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
Net income                                   $2,843        4.5%   $ 2,287      4.1%    $  5,406        4.4%  $  4,568        4.2%
                                          ---------    --------  --------  --------   ---------    --------  --------    --------
                                          ---------    --------  --------  --------   ---------    --------  --------    --------

Revenue. Total revenue increased by 13% to $63.6 million in the second quarter of 1996 from $56.1 million in the comparable quarter in 1995. Software and services, which was 91% of total revenue in the second quarter of 1996 versus 82% in the comparable quarter in 1995, increased in the second quarter of 1996 by 25% over the comparable quarter in 1995. Customer management software and services revenue increased by 20% to $33.8 million in the second quarter of 1996 from $28.1 million in the comparable 1995 quarter. Bill presentment revenue provided primarily to telecommunications companies as a standalone service increased by 33% to $24.0 million in the second quarter of 1996 from $18.0 million in the comparable quarter of the prior year. Equipment sales and services declined in the second quarter of 1996 by $4.2 million or 42% from the comparable quarter in 1995.

Total revenue increased by 13% to $123.8 million for the six months ended June 30, 1996 from $109.2 million for the six months ended June 30, 1995. Software and services was 91% of total revenue in the six months ended June 30, 1996 versus 85% in the comparable 1995 six month period. Customer management software and services revenue increased by 17% to $66.3 million in the six months ended June 30, 1996 from $56.9 million in the comparable 1995 six month period. Bill presentment revenue provided primarily to telecommunications companies as a standalone service increased by 31% to $46.9 million in the six months ended June 30, 1996 from $35.7 million in the comparable period of the prior year.

Growth in revenues for the second quarter and the first half of 1996 came primarily from higher prices allowed by existing contracts, migration by clients to higher priced services, increases in the number of subscribers in existing and new clients in the U.S. and international markets, and increased volume in bill presentment services.

Cost of Revenue and Gross Profit. The Company's gross profit margin increased to 37% in the second quarter of 1996 from 34% in the comparable quarter in 1995. The Company's gross profit margin increased to 37% in the six months ended June 30, 1996 from 35% in the comparable period in 1995. Customer management software and services gross profit margin increased to 45% in the second quarter of 1996 from 42% in the comparable quarter in 1995. Customer management software and services gross profit margin increased to 44% in the six months ended June 30, 1996 from 43% in the comparable period in 1995. Gross profit margins were increased because of economies of scale associated with higher volume, increased prices and cost control. Bill presentment services gross profit margin increased to 27% in the second quarter of 1996 from 17% in the comparable 1995 quarter and to 27% in the six months ended June 30, 1996 from 20% in the comparable 1995 period due to economies of scale resulting from increased
revenue.   The gross profit margin on equipment related revenue increased to 41%
in the second quarter of 1996  from 40% in the comparable quarter  in 1995.

Research and Development. Research and development spending in the second quarter, exclusive of amounts reimbursable by development partners, represented 9% of total revenue, and increased by $2.0 million over the comparable quarter in the prior year. Research and development was 9% of total revenue, or $11.5 million, for the six months ended June 30,

1996 versus 8%, or $8.4 million, in the comparable 1995 six month period. The added spending was aimed at expanding features and functionality in both customer management software and bill presentment services.

Selling, General and Administrative. Selling, general and administrative expenses represented 19% of total revenue for both the three months and the six months ended June 30, 1996 versus 18% for the comparable 1995 periods. Selling, general and administrative expenses in the second quarter of 1996 increased by approximately 19% over the comparable quarter in the prior year. This increase is attributable to a 33% increase in sales and marketing spending to primarily support our increased sales and marketing efforts in the U.S. and international markets.

Net Income. Net income in the second quarter of 1996 increased by 24% to $2.8 million from $2.3 million in the comparable 1995 quarter primarily because of the factors cited above. Net income per share increased 18% in the second quarter and for the first half of 1996 versus the comparable periods in 1995. The increases in net income per share resulted primarily from the Company's higher earnings.


LIQUIDITY AND CAPITAL RESOURCES

The primary sources of the Company's growth has been provided by operations and borrowing from banks and financial institutions for the three months and six months ended June 30, 1996 until the receipt of the proceeds of the IPO. In June 1996, the Company utilized the net proceeds from the IPO of $41.2 million to reduce debt under certain revolving credit agreements. Subsequent to June 30, 1996, the Company received net proceeds of approximately $11.4 million upon the exercise of the Underwriters' overallottment option to purchase 720,000 shares of common stock.

The Company collects from its clients and remits to the U.S. Postal Service a substantial amount of postage. All contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of June 30, 1996, 34% of the Company's accounts receivable represented amounts due from clients for postage. Postage collections and remittances are not included in the Company's statements of operations.

At June 30, 1996, the Company had $6.7 million of cash, $67.1 million of accounts receivable (including postage receivable of $ 23.1 million), $5.0 million of current net investment in leases, and $35.2 million of working capital. At the end of the second quarter of 1996, the Company and a subsidiary had combined borrowings of $4.0 million under unsecured bank credit arrangements with a total borrowing availability of $65.0 million. Of the $27.4 million of total debt outstanding at June 30, 1996, $8.4 million is due over the following 12-month period.

The Company continues to make significant investments in capital equipment and research and development. The Company believes that the proceeds of the IPO, together with net cash from operations and the borrowing availability, will be sufficient to support operations through the next twelve months.

The above statements that are not historical facts or statements of current status are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and as such are subject to risks and uncertainties including, but not limited to, the risks and uncertainties set forth under the caption "Certain Factors That May Affect Future Results." Actual results may differ materially.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ significantly from the results discussed in the forward-looking statements. A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the cable television market, the Company's ability to retain existing customers and attract new customers, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, changes in government regulation of the Company's clients and general economic factors.

The Company is highly dependant on the cable television market. The number of providers of cable television service in the U.S. is declining, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.

The communications market is characterized by rapid technological developments, changes in client requirements, evolving industry standards and frequent new product introductions. The Company's future success will depend, in part, upon its ability to enhance its existing applications, develop and introduce new products that take advantage of technological advances and respond promptly to new client requirements and evolving industry standards. The Company has expended considerable funds to develop products to serve the changing communications market. If the communications market fails to converge or grows more slowly than anticipated or the Company's products and services fail to achieve market acceptance, there could be a material adverse effect on the financial condition and results of operations of the Company. Further, the Company's development projects are subject to all of the risks associated with the development of new software and other products based on innovative technologies. The failure of such development projects could have a material adverse effect on the financial condition and results of operations of the Company.

The Company's quarterly operating results may fluctuate from quarter to quarter depending on various factors, including the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff, new product development and other expenses, introduction of new products by competitors, pricing pressures, the evolving and unpredictable nature of the markets in which the Company's products and services are sold and general economic conditions.

The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems. TCI, which represented approximately 17% and 18% of the

Company's revenue for 1995 and 1994, respectively, has announced that it is developing and testing an in-house system and that such in-house system will replace the Company's system. Another client, which accounted for 4% of total revenue in 1995 and recently extended its contract with the Company to early 1997, has orally advised the Company that it may select an alternative solution for its customer management software requirements. In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill presentment services, and equipment sales and leasing. Any of these events could have a material adverse effect on the financial conditions and results of operations, including gross profit margins, of the Company.

Aggregate revenue from the Company's ten largest clients accounted for approximately 63% of total revenue in both 1995 and 1994. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company.

Management of the Company's growth may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute its business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations.

Substantially all of the Company's revenue is derived from the sale of services or products under long-term contracts with its clients. The Company typically does not have the unilateral option to extend the terms of such contracts upon their expiration. In addition, certain of the Company's contracts do not require clients to make any minimum purchase. Others require minimum purchases that are substantially below the current level of business under such contracts and all such contracts are cancelable by clients under certain conditions. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts, could have a material adverse effect on the Company's financial condition and results of operations.

The Company markets its products in a variety of international markets. To date, the Company's primary customer management software has been installed in 13 countries. While less than 5% of the Company's customer management software and services revenue came from international sources, the Company is expanding its international presence, primarily through third party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

The Company's existing and potential clients are subject to extensive regulation, and certain of the Company's revenue opportunities may depend on continued deregulation in the worldwide communications industry. In addition, the Company's clients are subject to certain regulations governing the privacy and use of the customer information that is collected and managed by the Company's products and services. Regulatory changes that adversely affect the Company's existing and potential clients could have a material adverse effect on the financial condition and results of operations of the Company.

Reference is made to the more detailed discussion of the risks associated with the Company's business contained under the heading "Risk Factors" in the Company's Registration Statement on Form S-1 (Registration No. 333-3842) declared effective by the SEC on June 20, 1996.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.

    None.

Item 2.  Changes in Securities.

    On May 31, 1996, the Company, formerly known as U.S. Computer Services, a California corporation, reincorporated from California to Delaware via a merger with and into its wholly owned subsidiary, USCS International, Inc., a Delaware corporation. The reincorporation effected a change in the Company's domicile from California to Delaware, thereby modifying the rights, preferences and privileges of the Company's outstanding securities.

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    A. The Company, prior to its reincorporation to Delaware and then named U.S. Computer Services, held its 1996 Annual meeting of stockholders (the "Annual Meeting") on May 16, 1996. The following actions were taken at the Annual Meeting:

       I. Reincorporation. The stockholders approved the reincorporation of the Company from California to Delaware via a merger of the Company with and into its wholly owned subsidiary (the "Reincorporation") by a vote of 16,888,073 shares for, 9,755 shares against and 41,982 shares not voting; the Common Voting Stockholders, voting separately as a class approved the Reincorporation by a vote of 11,544,555 shares for, 1,205 shares against, and 2,014 shares not voting and the Common Non-Voting Stockholders, voting separately as a class, approved the Reincorporation by a vote of 5,343,518 shares for, 8,550 shares against and 39,968 shares not voting;

      II. 1996 Stock Option Plan. The Common Voting Stockholders approved the 1996 Stock Option Plan by a vote of 11,283,053 shares for 264,721 shares against and 0 shares not voting;

     III. 1996 Directors Stock Option Plan. The Common Voting Stockholders approved the 1996 Directors Stock Option Plan by a vote of 11,363,886 shares for, 183,888 shares against and 0 shares not voting;

      IV. Employee Stock Purchase Plan. The Common Voting Stockholders approved the 1996 Directors Stock Option Plan by a vote of 11,483,508 shares for, 64,266 shares against and 0 shares not voting;

       V. Appointment of Auditors. The Common Voting Stockholders approved the appointment of Price Waterhouse LLP as auditors for the Company for the year 1996 by a vote of 11,382,465 shares for, 145,101 shares against and 20,208 shares abstaining; and

      VI. Directors. The Common Voting Stockholders unanimously elected the then current board of directors listed below:

                George L. Argyros
                James C. Castle
                George M. Crandell
                Charles D. Martin
                Michael F. McGrail
                Lawrence W. Wangberg

    B. On April 18, 1996, the Company's sole stockholder, U.S. Computer Services, prior to its merger with U.S. Computer Services, approved the First Amended and Restated Certificate of Incorporation, pursuant to a unanimous written consent.

    C. On May 16, 1996, the Company's sole stockholder, U.S. Computer Services, prior to its merger with U.S. Computer Services, approved the Reincorporation, pursuant to a unanimous written consent.

Item 5.  Other information

    None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

              Exhibit 11.01  Computation of Per Share Earnings

              Exhibit 27.01  Financial Data Schedule

    (b)  Reports on Form 8-K

         None.

                               USCS INTERNATIONAL, INC.

                                      SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  USCS INTERNATIONAL, INC.
                                  (Registrant)

Dated: August 14, 1996            By:  /s/ DOUGLAS L. SHURTLEFF
                                       ------------------------
                                       Douglas L. Shurtleff
                                       Senior Vice President, Finance
                                       (Chief Financial Officer)