Form 10-Q
period 1996-09-30
USCS INTERNATIONAL INC
filed 1996-11-14
CIK 1012459

                        U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q

(Mark one)
/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                     For the quarterly period ended September 30, 1996

                                          OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission file number: 0-28268

                               USCS INTERNATIONAL, INC.
                -----------------------------------------------------
                (Exact name of registrant as specified in its charter)

         DELAWARE                                       94-1727009
-------------------------------                       ----------------
(State or other jurisdiction of                       (IRS Employer
 incorporation or organization)                       Identification)

2969 PROSPECT PARK DRIVE, RANCHO CORDOVA
              CALIFORNIA                                 95670-6148
----------------------------------------              ---------------
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

                          Yes  X    No
                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                              Outstanding at September 30, 1996
    -----------------------------           ---------------------------------
    Common Stock, $.05 par value                   23,054,156  shares

                               USCS INTERNATIONAL, INC.
                                 REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                                                       PAGE NO.
                                                                       --------

Part I.  Financial Information

   Item 1.  Financial Statements                                           3

      Consolidated Condensed Balance Sheets
      September 30, 1996 (Unaudited) and December 31, 1995                 4

      Consolidated Condensed Statements of Operations (Unaudited)
      Three months and nine months ended September 30, 1996 and 1995       5

      Consolidated Condensed Statements of Cash Flows (Unaudited)
      Nine months ended September 30, 1996 and 1995                        6

      Notes to Consolidated Condensed Financial Statements                 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition, Results of Operations, and Certain
            Factors That May Affect Future Results.                       8-12

Part II. Other Information

   Item 1.  Legal Proceedings                                               13

   Item 2.  Changes in Securities                                           13

   Item 3.  Defaults Upon Senior Securities                                 13

   Item 4.  Submission of Matters to a Vote of Security Holders             13

   Item 5.  Other Information                                               13

   Item 6.  Exhibits and Reports on Form 8-K                                13

            Signature                                                       13

                               USCS INTERNATIONAL, INC.

PART I- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1995, have been prepared by the Company without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission (SEC), and in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-3842) declared effective by the SEC on June 20, 1996. The results of operations for the three months and nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1996.

                               USCS INTERNATIONAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                  (In thousands except share and per share amounts)

                                                           September 30,    December 31,
                                                               1996             1995
                                                           -------------    ------------
                                                            (Unaudited)
                                       ASSETS
Current Assets:
  Cash                                                       $  3,758         $  6,627
  Accounts receivable                                          72,095           59,907
  Current portion of net investment in leases                   5,521            6,868
  Paper products and other inventory                            5,780            5,608
  Other                                                         7,560            4,904
                                                           ------------     ------------
    Total current assets                                       94,714           83,914

Property and equipment, net                                    90,225           85,385
Net investment in leases, net of current portion                6,573            7,320
Other                                                           4,829            3,831
                                                           -------------    ------------
Total assets                                                 $196,341         $180,450
                                                           -------------    ------------
                                                           -------------    ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                      $ 47,197         $ 44,974
  Current portion of long-term debt                             3,694           11,679
  Deferred revenue                                              7,657            3,821
                                                           -------------    ------------
    Total current liabilities                                  58,548           60,474
Long-term debt, net of current portion                          6,303           51,155
Customer deposits                                              12,723           13,497
Other liabilities                                               8,177            8,734
                                                           -------------    ------------
    Total liabilities                                          85,751          133,860
                                                           -------------    ------------
                                                           -------------    ------------
Stockholders' Equity:
  Preferred Stock, $.05 par value, 10,000,000 shares
    authorized; no shares issued and outstanding                   --               --
  Common Stock, $.05 par value
    Authorized 40,000,000 shares; Issued and outstanding:
        23,054,156 shares at September 30, 1996
        (unaudited) and 19,042,015 shares at
        December 31, 1995                                       1,116              952
  Additional paid-in capital                                   54,092               --
  Retained earnings                                            55,693           45,966
  Foreign currency translation adjustment                        (311)            (328)
                                                           -------------    ------------
    Total stockholders' equity                                110,590           46,590
                                                           -------------    ------------
Total liabilities and stockholders' equity                   $196,341         $180,450
                                                           -------------    ------------
                                                           -------------    ------------


                               USCS INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                     (Unaudited)
                         (In thousands except per share amounts)


                                             Three months ended      Nine months ended
                                                September 30,          September 30,
                                             ------------------      -----------------
                                               1996      1995         1996       1995
                                               ----      ----         ----       ----
Revenue:
     Software and services                   $63,140   $50,218      $176,350   $142,831
     Equipment sales and services              6,217     6,459        16,834     23,009
                                             -------   -------      --------   --------
       Total revenue                          69,357    56,677       193,184    165,840
                                             -------   -------      --------   --------
Cost of revenue:
     Software and services                    37,895    32,509       109,481     93,424
     Equipment sales and services              3,749     4,124        10,095     13,821
                                             -------   -------      --------   --------
       Total cost of revenue                  41,644    36,633       119,576    107,245
                                             -------   -------      --------   --------
Gross profit                                  27,713    20,044        73,608     58,595
                                             -------   -------      --------   --------
Operating expenses:
     Research and development                  6,768     4,295        18,301     12,716
     Selling, general and administrative      13,033     9,784        36,111     29,961
                                             -------   -------      --------   --------
       Total operating expenses               19,801    14,079        54,412     42,677
                                             -------   -------      --------   --------
Operating income                               7,912     5,965        19,196     15,918
Interest expense                                 757     1,346         3,106      3,750
                                             -------   -------      --------   --------
Income before income taxes                     7,155     4,619        16,090     12,168
Income tax provision                           2,827     1,825         6,356      4,806
                                             -------   -------      --------   --------
Net income                                   $ 4,328   $ 2,794      $  9,734   $  7,362
                                             -------   -------      --------   --------
                                             -------   -------      --------   --------
Earnings per share                           $  0.18   $  0.13      $   0.44   $   0.35
                                             -------   -------      --------   --------
                                             -------   -------      --------   --------
Weighted average common
     shares and equivalents                   24,154    21,078        22,039     21,253
                                             -------   -------      --------   --------
                                             -------   -------      --------   --------


                               USCS INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (Unaudited)
                                   (In thousands)


                                                               Nine months ended
                                                                 September 30,
                                                               -----------------
                                                               1996         1995
                                                               ----         ----
Cash flows from operating activities:
     Net cash provided by operating activities               $ 15,762     $ 17,752
                                                             --------     --------
Cash flows from investing activities:
     Capital expenditures, net                                (19,439)     (23,717)
     Other                                                       (603)        (927)
                                                             --------     --------
Net cash used in investing activities                         (20,042)     (24,644)
                                                             --------     --------
Cash flows from financing activities:
     Net (paydown) borrowing of revolving credit agreement    (28,500)      22,000
     Payments on long-term debt                               (24,337)     (10,793)
     Proceeds from issuance of common stock less expenses      54,286          812
     Repurchase of common stock                                   (38)      (2,082)
                                                             --------     --------
Net cash provided by financing activities                       1,411        9,937
                                                             --------     --------
Net (decrease) increase in cash                                (2,869)       3,045
Cash at January 1                                               6,627        1,966
                                                             --------     --------
Cash at September 30                                         $  3,758     $  5,011
                                                             --------     --------
                                                             --------     --------


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

         Prior to the IPO, the Company's common stock consisted of Common Voting Stock and Common Non-Voting Stock. Upon the closing of the IPO, Common Voting Stock was split on a 2.1-to-1 basis and Common Non-Voting Stock was split on a 2-to-1 basis. The effect of those transactions have been retroactively reflected in the financial statements resulting in outstanding Common voting and Common Non-Voting Stock at December 31, 1995 of 12,813,313 and 6,228,702 shares, respectively. Also upon the closing date of the IPO, Common Non-Voting Stock converted to Common Voting Stock on a one-for-one basis, and the Common Non-Voting Class was eliminated.

         On July 9, 1996, the Company received approximately $11.4 million, after deducting underwriting discounts and offering expenses, upon the exercise of the Underwriters' overallotment option to purchase
         720,000 shares of common stock in connection with the IPO.

    2.   Long-term Debt

         On September 30, 1996 the Company renegotiated its existing revolving credit agreements into a new five year unsecured revolving credit line with two banks in the amount of $50 million. Borrowings under the agreement bear interest at the Company's choice of LIBOR (plus a margin ranging from .55% to 1.25%), the bank's base rate or a quoted rate. Under the borrowing agreement, the Company is required to maintain certain financial ratios and meet a net worth test.

    3.   Income Tax

         Income tax provisions for interim periods are based on estimated effective annual income tax rates. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

    4.   Earnings per Share

         Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the respective periods, including the assumed net shares issuable upon exercise of stock options when dilutive, after giving effect to the splits described in Note 1 above. Common and common equivalent shares issued during the twelve month period prior to the IPO are included in the calculations as if they were outstanding for all periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Certain Factors that May Affect Future Results

Founded in 1969, USCS is a leading provider of customer management software and services to the global communications industry. Revenue is derived primarily from providing software and bill presentment services to cable television and multi-service providers in the U.S. and 15 other countries and bill presentment services to telecommunication companies in the U.S.
Software and bill presentment services to cable television and multi-service providers are generally provided under bundled service arrangements. Most of the Company's revenue is derived, under long-term contracts with terms ranging from three to seven years, based on the number of subscribers or end-users of the Company's clients, the number of billing statements mailed and/or the number of images, generally one page side, produced.

The Company provides software and services to North American cable television, telecommunication and multi-service providers primarily through a direct sales force. Outside of North America, the Company markets its software services primarily through strategic partners, such as system integrators and computer hardware manufacturers, which provide local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the international, multi-service and telecommunications markets because it believes these represent opportunities to grow at rates greater than in the U.S. cable television marketplace alone. In addition, the Company sells computer hardware and provides associated maintenance. Leasing is provided as an alternative to equipment purchase for clients.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item:

                                                Three months ended                           Nine months ended
                                                  September 30,                                September 30,
                                     ---------------------------------------     -----------------------------------------

                                            1996                  1995                   1996                   1995
                                     -----------------     -----------------     ------------------     ------------------
                                                                        (Dollars in
                                                                         thousands)
Revenue:
   Software and services             $63,140     91.0%     $50,218     88.6%     $176,350     91.3%     $142,831     86.1%
   Equipment sales and services        6,217      9.0        6,459     11.4        16,834      8.7        23,009     13.9
                                     -------    ------     -------    ------     --------    ------     --------    ------
       Total revenue                  69,357    100.0       56,677    100.0       193,184    100.0       165,840    100.0
                                     -------    ------     -------    ------     --------    ------     --------    ------
Cost of revenue:
   Software and services              37,895     54.6       32,509     57.3       109,481     56.7        93,424     56.4
   Equipment sales and services        3,749      5.4        4,124      7.3        10,095      5.2        13,821      8.3
                                     -------    ------     -------    ------     --------    ------     --------    ------
       Total cost of revenue          41,644     60.0       36,633     64.6       119,576     61.9       107,245     64.7
                                     -------    ------     -------    ------     --------    ------     --------    ------
Gross profit                          27,713     40.0       20,044     35.4        73,608     38.1        58,595     35.3
                                     -------    ------     -------    ------     --------    ------     --------    ------
Operating expenses:
   Research and development            6,768      9.8        4,295      7.6        18,301      9.5        12,716      7.7
   Selling, general and
   administrative                     13,033     18.8        9,784     17.3        36,111     18.7        29,961     18.0
                                     -------    ------     -------    ------     --------    ------     --------    ------
       Total operating expenses       19,801     28.6       14,079     24.9        54,412     28.2        42,677     25.7
                                     -------    ------     -------    ------     --------    ------     --------    ------
Operating income                       7,912     11.4        5,965     10.5        19,196      9.9        15,918      9.6
Interest expense                         757      1.1        1,346      2.4         3,106      1.6         3,750      2.3
                                     -------    ------     -------    ------     --------    ------     --------    ------
Income before income taxes             7,155     10.3        4,619      8.1        16,090      8.3        12,168      7.3
Income tax provision                   2,827      4.1        1,825      3.2         6,356      3.3         4,806      2.9
                                     -------    ------     -------    ------     --------    ------     --------    ------
Net income                           $ 4,328      6.2%     $ 2,794      4.9%     $  9,734      5.0%     $  7,362      4.4%
                                     -------    ------     -------    ------     --------    ------     --------    ------
                                     -------    ------     -------    ------     --------    ------     --------    ------

Revenue. Total revenue increased by 22% to $69.4 million in the third quarter of 1996 from $56.7 million in the comparable quarter in 1995. Software and services, which was 91% of total revenue in the third quarter of 1996 versus 89% in the third quarter in 1995, increased in the third quarter of 1996 by 26% over the prior year quarter. Customer management software and services revenue increased by 27% to $37.1 million in the third quarter of 1996 from $29.3 million in the 1995 third quarter. Bill presentment revenue provided primarily to telecommunications companies as a standalone service increased by 24% to $26.1 million in the third quarter of 1996 from $21.0 million in the comparable quarter of the prior year. Equipment sales and services declined in the third quarter of 1996 by $.2 million or 4% from the comparable quarter in 1995 and decreased to 9% of total revenue from over 11% in the 1995 quarter.

Total revenue increased by 16% to $193.2 million for the nine months ended September 30, 1996 from $165.8 million for the nine months ended September 30, 1995. Software and services was 91% of total revenue in the nine months ended September 30, 1996 versus 86% in the comparable 1995 nine month period. Customer management software and services revenue increased by 20% to $103.4 million in the nine months ended September 30, 1996 from $86.2 million in the comparable prior year nine month period. Bill presentment revenue increased by 29% to $73.0 million in the nine months ended September 30, 1996 from $56.6 million in the comparable period of the prior year. Equipment sales and related revenue declined in the nine month period of 1996 by $6.2 million or 27% from the comparable period in 1995 and decreased to approximately 9% of total revenue from 14% in the comparable 1995 period. Although quarter fluctuations will occur, the Company expects the declining trend in equipment related revenue to continue.

Growth in revenues for the third quarter and the first nine months of 1996 came primarily from higher prices allowed by existing contracts, migration by clients to higher priced services, sales of additional services and increases in the number of subscribers in existing and new clients in the U.S. and international markets.

Cost of Revenue and Gross Profit. The Company's gross profit margin increased to 40% in the third quarter of 1996 from 35% in the comparable quarter in 1995. The Company's gross profit margin increased to 38% in the nine months ended September 30, 1996 from 35% in the comparable period in 1995. Customer management software and services gross profit margin increased to 50% in the third quarter of 1996 from 44% in the comparable quarter in 1995. Customer management software and services gross profit margin increased to 46% in the nine months ended September 30, 1996 from 43% in the comparable period in 1995. Bill presentment services gross profit margin increased to 26% in the third quarter of 1996 from 24% in the comparable 1995 quarter and to 26% in the nine months ended September 30, 1996 from 21% in the comparable 1995 period. Gross profit margins were increased because of economies of scale associated with higher volume, increased revenues from selling additional services, price increases and cost control. The gross profit margin on equipment related revenue increased to 40% in the third quarter of 1996 from 36% in the comparable quarter in 1995.

Research and Development. Research and development spending in the third quarter, exclusive of amounts reimbursable by development partners, increased by $2.5 million over the comparable quarter in the prior year. Research and development was 10% of total revenue for the quarter ended September 30, 1996 and 8% for the comparable quarter in 1995 and 10% of total revenue, or $18.3 million, for the nine months ended September 30,

1996 versus 8%, or $12.7 million, in the comparable 1995 nine month period. The added spending was aimed at expanding features and functionality in both customer management software and bill presentment services.

Selling, General and Administrative. Selling, general and administrative expenses represented 19% of total revenue for both the three months and the nine months ended September 30, 1996 versus 17% for the comparable three months and 18% for the comparable nine months ended September 30, 1995. Selling, general and administrative expenses in the third quarter of 1996 increased by approximately 33% over the comparable quarter in the prior year. Sales and marketing increased 30% in the third quarter 1996 compared to the third quarter 1995 and 31% for the nine month period ended September 30, 1996 compared to the same period in 1995. This increase is attributable to increased sales and marketing efforts in the domestic and international markets. General and administrative expenses increased 35% in the third quarter of 1996 compared to the third quarter of 1995 and 14% for the nine months ended September 30, 1996 compared to the same period in 1995. This increase is attributed to increased support for a higher level of sales and, in the third quarter, support for being a public company.

Net Income. Net income in the third quarter of 1996 increased by 55% to $4.3 million from $2.8 million in the comparable 1995 quarter, and increased by 32% in the nine month period of 1996 to $9.7 million from $7.4 million in the comparable period of 1995. These increases are primarily because of the factors cited above and a net reduction of interest expense of approximately $.6 million in the quarter and nine month period of 1996 in comparison to the prior year periods primarily because of the retirement of debt. Net income per share increased 38% in the third quarter and 26% for the first nine months of 1996 versus the comparable periods in 1995. The increases in net income per share resulted from the Company's higher earnings partially offset by an increase in the number of shares used in the calculation of earnings per share of 15% in the quarter and 4% in the nine month period.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of financing the Company's growth has been cash provided by operations, borrowing from banks and financial institutions and the IPO proceeds. In June 1996, the Company utilized the net proceeds from the IPO of $41.2 million to reduce debt under certain revolving credit agreements. In July 1996, the Company received net proceeds of approximately $11.4 million upon the exercise of the Underwriters' overallottment option to purchase 720,000 shares of common stock. The proceeds combined with positive cash flow were used to prepay $13.5 million of insurance company loans resulting in an immaterial prepayment penalty.

The Company collects from its clients and remits to the U.S. Postal Service a substantial amount of postage. All contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of September 30, 1996, 29% of the Company's accounts receivable represented amounts due from clients for postage. Postage collections and remittances are not included in the Company's statements of operations.

At September 30, 1996, the Company had $3.8 million of cash, $72.1 million of accounts receivable (including postage receivable of $ 20.9 million), $5.5 million of current net investment in leases, and $36.2 million of working capital. At the end of the third quarter of 1996, the Company had borrowings of $1.5 million under unsecured bank credit arrangements with a total borrowing availability of $50 million. Of the $10.0 million of total debt outstanding at September 30, 1996, $3.7 million is due over the following 12-month period.

The Company continues to make significant investments in capital equipment and research and development. The Company believes that the net cash from operations and the borrowing availability will be sufficient to support operations through the next twelve months.

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

The Company is highly dependent on the cable television market. The number of providers of cable television service in the U.S. is declining, primarily because larger providers have been purchasing smaller providers, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.

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

The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems. TCI, the largest provider in the United States, which has been a purchaser of other service providers and which represented approximately 19% of the Company's revenue for the nine months ended September 30, 1996 and 19% and 21% of the Company's revenue for the years 1995 and 1994, as restated to include cable systems acquired in 1996, respectively, has announced that it is developing and testing an in-house system and that such in-house system will replace the Company's system. Another client, which accounted for approximately 4% of total revenue for the nine months ended September 30, 1996 and for the year 1995, and recently extended its contract with the Company to early 1997, has orally advised the Company that it may select an alternative solution for its customer management software requirements. In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill presentment services, and equipment sales and leasing. Any of these events could have a material adverse effect on the financial conditions and results of operations, including gross profit margins, of the Company.

Aggregate revenue from the Company's ten largest clients accounted for approximately 64% of total revenue for the nine months ended September 30, 1996 and 65% and 65% for the years 1995 and 1994, respectively. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company.

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

The Company markets its products in a variety of international markets. To date, the Company's customer management software has been installed in the U.S. and 15 countries. While about 5% of the Company's customer management software and services revenue came from international sources, the Company is expanding its international presence, primarily through third party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

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

    None

Item 3.  Defaults Upon Senior Securities.

    None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         Certain administrative and clarification changes to the Company's Employee Stock Purchase Plan were approved in writing on September 13, 1996 by holders of a majority of the issued and outstanding shares.

Item 5.  Other information

         On September 30, 1996 the Company renegotiated its existing revolving credit agreement and entered into a new five year $50 million revolving credit agreement with two banks. See exhibit 10.01

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits

           Certificate of Incorporation
           By-laws

           Exhibit 10.01 Amended, Consolidated and Restated Credit Agreement Dated as of September 30, 1996
                          Among USCS International, Inc. As Borrower
                          And NationsBank, N.A. and Mellon Bank, N.A. as Lender

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

                                       USCS INTERNATIONAL, INC.
                                       (Registrant)

Dated: November 14, 1996               By:  /s/ DOUGLAS L. SHURTLEFF
                                            ------------------------------
                                            Douglas L. Shurtleff
                                            Senior Vice President, Finance
                                            (Chief Financial Officer)