Form 10-K
period 1996-12-31
USCS INTERNATIONAL INC
filed 1997-03-28
CIK 1012459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           --------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM ________________ TO ________________
                        COMMISSION FILE NUMBER: 0-28268

                           --------------------------

                            USCS INTERNATIONAL, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                94-1727009
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                  Identification)

                    2969 PROSPECT PARK DRIVE, RANCHO CORDOVA
               CALIFORNIA                               95670-6148
(Address of principal executive offices)                (Zip Code)

       Registrant's telephone number, including area code: (916) 636-4500

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
          TITLE OF EACH CLASS                      ON WHICH REGISTERED
----------------------------------------  --------------------------------------
                  None                                     None

    Securities registered pursuant to Section 12(g) of the Act:

                                              COMMON STOCK PAR VALUE
                                                  $.05 PER SHARE
                                   ---------------------------------------------
                                                 (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

           Yes  __X__        No______

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10K or any amendment to this Form 10K. __X__

    The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 10, 1997 was $194,786,012.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 10, 1997: 23,117,761 shares of $.05 par value Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                    10-K PART
----------------------------------------  --------------------------------------
Proxy Statement For Annual Meeting Of     Part I--Item 4
  Stockholders
  dated April 17, 1997

Pages 1 through 10                        Part III--Item 10, 11, 12, 13

                               TABLE OF CONTENTS
                                     PART I

  ITEM                                                                                                              PAGE
---------                                                                                                           -----
       1.  Business............................................................................................           2
       2.  Properties..........................................................................................           8
       3.  Legal Proceedings...................................................................................           9
       4.  Submission of Matters to a Vote of Security Holders.................................................           9

                                                          PART II

       5.  Market for the Registrant's Common Equity and Related Stockholder Matters...........................           9
       6.  Selected Financial Data.............................................................................          10
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............          11
       8.  Financial Statements and Supplementary Data.........................................................          19
       9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................          37

                                                          PART III

      10.  Directors and Executive Officers of the Registrant..................................................          37
      11.  Executive Compensation..............................................................................          39
      12.  Security Ownership of Certain Beneficial Owners and Management......................................          39
      13.  Certain Relationships and Related Transactions......................................................          39

                                                          PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8K.....................................          40
           Signatures..........................................................................................          44

                                     PART I

ITEM 1. BUSINESS

    The statements that are not historical fact or that are not statements of current status are forward-looking statements. The Company's future results may differ significantly from the results and forward-looking statements discussed in this report. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS--FACTORS THAT MAY AFFECT FUTURE RESULTS."

THE COMPANY

    USCS International, Inc. (USCS) is a leading provider of customer management software and services to the global communications industry. The Company's clients include cable television, wireless and wire-line telephony, Direct Broadcast Satellite (DBS) and multi-service providers in the U.S. and 19 other countries. The Company's software and services enable its clients to manage mission-critical customer relationship functions, including new account set-up, order processing, customer support, management reporting and marketing analysis. The Company also provides bill processing services, which include generation of high-quality customized billing statements that are produced in automated facilities designed to minimize turnaround time and mailing costs. USCS also offers a variety of complementary professional services, including consulting, application development and client training, as well as statement design services that allow clients to use the billing statement as a communication and marketing tool.

    USCS has been providing comprehensive customer management software and services to the cable television industry for more than 25 years. The Company's software currently supports approximately 54% of U.S. cable television subscribers and is used by a majority of the largest cable television service providers in the U.S. The Company provides bill processing services to clients serving 54% of U.S. cable television subscribers, 36% of U.S. cellular users and 10% of U.S. wire-line telephony customers and to a variety of other service providers. The Company's bill processing clients include substantially all of its domestic customer management software clients and other service providers such as Ameritech, AT&T and Frontier Communications. At year-end the Company's monthly statement production had risen to over 65 million bills. The Company is the largest centralized first class mailer in the U.S., responsible for generating approximately 1.6% of the total volume of all U.S. first class mail, including customer remittance volume. Bill processing services are generally provided to software clients in bundled contracts and are also sold separately.

    In 1993, the Company deployed Intelecable-TM-, which the Company believes is the first customer management software product designed for multi-service providers. The Company also believes that Intelecable is the only integrated multi-service customer management software system currently operational and commercially available. At year-end there were over 60 Intelecable installations worldwide, including combined cable/telephony service providers in the U.K., a combined cable/wireless cable/DBS provider in Australia and two interactive video providers in the U.S., including BellSouth Entertainment. The Company has also expanded its bill presentment services by offering technology licensing and consolidated billing statements that combine data from multiple services, such as wireless and wire-line telephony, into a single integrated billing statement.

    U.S. Computer Services, the predecessor to USCS International, Inc., was incorporated under California law on November 18, 1969. USCS International, Inc., incorporated under Delaware law on April 10, 1996, succeeded to the business of the California corporation pursuant to a reincorporation effective May 31, 1996. Unless the context otherwise requires, all references in this annual report to "USCS" or the "Company" refer to USCS International, Inc., a Delaware corporation, its predecessor, U.S. Computer Services, a California corporation, and their consolidated subsidiaries.

PRODUCTS AND SERVICES

    CUSTOMER MANAGEMENT SOFTWARE

    The Company's primary customer management software products are DDP/SQL and Intelecable. The Company markets DDP/SQL to the traditional U.S. cable television provider market. Intelecable is targeted to single and multi-service providers in the U.S. and internationally. The Company also offers CableWorks, a PC-based system for smaller operators. Additionally, certain clients continue to use earlier generations of the Company's software that are no longer marketed to new clients. Both DDP/SQL and Intelecable are scaleable, including the Company's new internet-based customer support product, CyberCSR-TM-, and are available in basic systems with optional modules, allowing the service provider to design a customized system which can effectively manage a growing customer base.

    The Company licenses its software products to its clients under multi-year license agreements. License fees are generally paid monthly based on the number of subscribers or end-users served by the client. These agreements are typically subject to periodic renewals and inflation-based license fee adjustments.

    DDP/SQL: DDP/SQL is the Company's primary software system for cable television companies in North America. Currently, a majority of the largest cable television service providers in the U.S. use the DDP/SQL system. DDP/SQL offers a basic system with optional modules for expanded functionality. DDP/SQL uses a relational database which allows the user to query logical relationships without the need to predefine or describe a specific access path to the data. Information generated by DDP/SQL can be used with the client's internal information systems and off-the-shelf software programs. This interoperability allows users, for example, to easily create financial spreadsheets based on information generated by DDP/SQL.

    The Company offers DDP/SQL on either a stand-alone or a service bureau basis. Stand-alone systems currently support approximately 80% of the Company's client subscriber base while 20% are supported on a service bureau basis. For stand-alone clients, the Company installs a complete DDP/SQL system at the provider's facility, including necessary hardware and peripherals. Clients using a service bureau arrangement access the Company's on-line processors via wide area networks. The Company's Technical Response Center monitors traffic and network availability to identify and respond to outages in the system. DDP/ SQL runs on massively parallel processing hardware manufactured by Tandem. The Company is a value-added reseller of Tandem equipment. The Company also sells to its clients peripheral hardware made by manufacturers other than Tandem, and generally enters into hardware maintenance agreements with its clients. The Company also provides lease financing and maintenance services primarily for companies operating systems on a stand-alone basis. See "PRODUCTS AND SERVICES--Hardware Leasing and Sales" and " PRODUCT AND SERVICES--Client Support and Care".

    INTELECABLE: The Company believes that Intelecable is the world's first customer management software system designed for multi-service providers in the converging communications marketplace. The Company also believes that Intelecable is the only integrated multi-service, multi-language enabled software system currently operational and commercially available. First installed in 1993, Intelecable supports a diverse array of communications services, including cable television, telephony, combined cable/ telephony, interactive video and DBS. At year end there were over 60 installations of Intelecable worldwide. Intelecable is enabled with National Language Support double-byte capability, which allows operation in a variety of foreign languages, including Japanese and Chinese. The Company believes that Intelecable is the only customer management software system currently operational that has multi-platform capabilities. Initially offered on IBM's AIX (UNIX) operating system, Intelecable has been ported to Tandem's Integrity NR, Silicon Graphics Challenge, Group Bull Escala and the Hewlett-Packard 9000. It is also expected to be available on Tandem's OSS platform. The Tandem OSS port is expected to provide a migration path to Intelecable for DDP/SQL users requiring multi-service customer management software capabilities.

    Intelecable is based on an open systems architecture, which facilitates customization and interoperability with other information systems. The Intelecable system has been developed using standard design methodologies and transaction processing monitor architecture. Intelecable also uses an embedded standard query language (SQL), which facilitates access to the database by user-created applications. The design of Intelecable delivers a high-level programming interface, which allows extensive customization without complex code changes. Intelecable uses an Oracle relational database, which allows clients to maintain an integrated database for each service offered by the client.

    CABLEWORKS: The Company markets its CableWorks PC-based customer management software product to domestic and international cable operators that have lower transaction volume requirements than operators supported by DDP/SQL or Intelecable. CableWorks is designed to introduce smaller cable operators to the Company's products, with the expectation that such operators will migrate to Intelecable or DDP/SQL as their business grows.

    PROFESSIONAL SERVICES, TRAINING AND SUPPORT: The Company maintains various professional services groups to provide global consulting services to its software customers, including assistance with database definition and initialization, system operations, network consolidation, and performance and decision support services. These groups also provide clients with assistance in developing custom-tailored applications and interfaces that are operable with the Company's customer management software to enhance client operations. The Company provides complete product documentation and training services to users of its software products, including CD-ROM-based product documentation and training. The Company's ClassROM-Registered Trademark- software provides interactive instruction and product training on CD-ROM. The Company maintains training facilities in California and the U.K.

BILL PROCESSING SERVICES

    The Company provides bill processing services and solutions in a fully integrated and automated production environment that rapidly and cost-effectively transforms electronic data received from the client into informative, accurate and customized billing statements. In addition, the Company's statement-based marketing services allow clients to use the billing statement as a marketing tool to reinforce a corporate image, advertise special offers and features and otherwise market its services to its customers. To address the needs of multi-service providers, the Company offers billing statements that combine data from multiple services, such as wireless and wire-line telephony, into a consolidated billing statement. In addition, the Company also licenses its advanced technology. The company believes it was the first major mailer to fully meet the requirements of the 1996 Postal Reclassification regulations, thereby further maximizing postal savings for its clients.

    STATEMENT PRODUCTION: The Company operates two statement production facilities in the Northern California area. These facilities receive a data stream from the client's customer management software (whether a client's legacy or third party system, a competitor's system or the Company's software), manipulate the data into a usable format, create cost-effective, informative, easy-to-read and accurate customized billing statements and mail the statements to the end-users.

    Using patented processes and technologies, the Company provides a fully-integrated, computerized and automated production environment that (i) processes, logs, verifies and authenticates all customer data, (ii) creates automated production controls for every statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, "due out" dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models every production run on-line before printing and (iv) enables postal processing, sorting and discounting to be performed on-line.

    Full real-time automation enables the Company to monitor quality, control remakes, predict and schedule production loading, verify customer data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data transmission capabilities. A local area network links the production equipment to the production control system. To provide clients with real-time information regarding the progress of the billing statement production process, the Company has developed its Direct Access-TM- client information system, which provides a customized view into the facility to allow clients to monitor the status of their jobs. Direct Access, which is currently installed in a number of client sites, includes a client/server architecture and a PC-based graphical user interface that provides traceability of an individual statement from the beginning of statement production until some period after distribution.

    The Company also offers consolidated billing statements for multi-service providers, which combine data from multiple services, such as wireless and wire-line telephony, into a single integrated statement. Consolidated statements can offer clients significant savings both in paper and mailing costs. Consolidated statements can also be a powerful marketing tool for companies seeking to establish brand name recognition and sell combined services.

    The Company offers a full range of technical support for the Company's bill processing clients. Customized programming tools have been developed that allow it to receive electronic information streams from a variety of client systems without the need to make changes to the customer's system. These tools allow for rapid and smooth transitions when clients outsource bill processing functions to the Company.

    TECHNOLOGY LICENSING: In 1996, the Company licensed its statement processing software to enable a client to take advantage of the Company's advanced processing and functions in the client's own facilities. AT&T is the first customer to license the Company's statement processing software.

    STATEMENT-BASED MARKETING SERVICES: The Company provides statement-based marketing services that allow its clients to transform regular customer billing statements into communication tools. The billing statement is often the only form of regular communication between a service provider and its customers. Many clients have the opportunity, through the Company's statement-based marketing and creative design services, to use the billing statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to their customers.

    FUTURE ELECTRONIC DELIVERY ALTERNATIVES: The Company's automated information and technology infrastructure, which electronically prepares and monitors the statement until final printing, provides the basis for the Company's development of electronic bill presentment. The proliferation of on-line services and the Internet provides an opportunity for communications service providers to bill customers electronically through a PC or other device. The Company believes that as electronic billing and payment solutions become more accepted, communications service providers, utilities, financial services and other industries will require electronic statement presentment capabilities. USCS has developed an electronic statement processing prototype and has announced a marketing alliance with CyberCash, Inc. to begin integrating electronic presentment technologies into the Company's systems.

HARDWARE LEASING AND SALES

    The Company sells computer equipment and provides leasing and maintenance services to selected software clients which purchase stand-alone systems primarily in the U.S. Maintenance is typically billed in advance of providing the service. Revenue from sales of computer hardware and providing associated maintenance and leasing services has been declining in absolute dollars and as a percentage of total revenue. The Company will continue to offer hardware and related services to current and future clients, but expects the decline to continue.

CLIENTS

    The Company provides customer management software and services to clients in the U.S. and 19 other countries. In addition to communications service providers, the Company provides bill processing services to companies in other industries, including utilities and financial services. The Company intends to seek additional non-communications clients for its bill processing services.

    Aggregate revenue from the Company's ten largest clients accounted for approximately two-thirds of total revenue in 1996, 1995 and 1994. Three clients accounted for 47%, 46% and 41% in 1996, 1995 and 1994, respectively.

    Tele-Communications,Inc. ("TCI"), after giving effect to the purchase of the cable operations of Viacom in 1996, which was a USCS client, accounted for $55.7 million or 21%, $47.3 million or 21%, and $42.8 million or 23% of total revenue in 1996, 1995, and 1994, respectively. In June 1996, the Company entered into a new three-and-one-half year contract to continue to provide customer management software and bill processing services for TCI. Under the contract, TCI may remove subscribers from the agreement during its term, subject to price increases based on the number of subscribers remaining under contract. TCI has announced a plan to replace the Company's customer management software with an in-house system. The Company cannot estimate when, or if, TCI would be successful in converting its subscriber base to the TCI system. Another client, which accounted for 4% of total revenue in 1996, has orally advised the Company that it may move to an alternative system for its customer management software requirements.

    The Company's largest bill processing client, Ameritech, accounted for $41.1 million or 16%, $38.8 million or 17%, and $24.6 million or 13% of total revenue in 1996, 1995, and 1994, respectively. Ameritech became a client early in 1994, and has long-term contracts with the Company expiring in 2000 and 2001. Another bill processing client, Cincinnati Bell Information Systems ("CBIS"), a client since 1990, accounted for $25.0 million or 10%, $17.9 million or 8%, and $10.3 million or 5% of total revenue in 1996, 1995 and 1994, respectively. In early 1997, the Company entered into a new contract with CBIS expiring in 2002, which replaced the contract due to expire late in 1997. See "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS-- FACTORS THAT MAY AFFECT FUTURE RESULTS" regarding dependence on certain marketplaces, concentration of client base, and other factors that may impact the Company's relationship with its clients and on the Company's future revenue and net income.

CLIENT SUPPORT AND CARE

    USCS provides worldwide training and support to its clients. In the U.S., client care is divided into product specific teams, with one team focusing on customer management software and the other team focusing on bill processing services. Both teams provide broad-based, 24-hour, 7-day support and technical assistance. The Company has developed a full range of training products and documentation including ClassROM, which the Company believes to be the first CD-ROM based training product, for its software clients. Supplementing the front line software support groups for service bureau software customers is the Company's Technical Response Center, which monitors traffic and network availability to identify and respond to outages in the system. Internationally, Intelecable is supported by teams located in the U.S. and the U.K. as well as by alliance partners.

SALES AND MARKETING

    The Company markets its products and services in the U.S. with a direct sales force, including account management and technical support teams, and internationally through alliance partners. The Company's sales and marketing teams are coordinated by the Company's Strategic Accounts Council to promote a unified marketing and sales effort to its clients.

    Software and services are sold primarily to cable, DBS and multi-service providers through direct sales channels and in conjunction with international alliance partners. In North America the Company operates a software and services sales and marketing team, including account management and technical support teams.

    The Company's international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.K. office. In addition to direct sales, the Company has contracted with 16 alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

    The Company believes that sales of separate bill processing services to telecommunications service providers such as Regional Bell Operating Companies ("RBOCs") and cellular providers offer both increased revenue opportunities as well as increased visibility for the Company. The Company maintains a sales staff, including account management and technical support teams and significant design resources, to target this market. The Company has begun a bill processing international marketing effort that seeks to exploit what the Company believes is significant growth potential in that market. The Company has also entered into alliances with partners such as Xerox, Mellon Bank and CyberCash to jointly market its bill processing capabilities.

COMPETITION

    The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company competes with both independent providers and developers of in-house systems. The Company believes its most significant competitors for software systems are Information Systems Development (owned by Cincinnati Bell), CSG Systems International, Inc., and its own clients to the extent such clients develop in-house systems. The most significant competitors for bill processing services are in-house service providers. Other competitors include Moore Corporation Ltd. and Output Technologies, Inc.

    The Company believes that the principal competitive factors in the market for customer management software include functionality and features of software, quality of client care and support, type of hardware platform used and quality of research and development. The principal competitive factors for bill processing services include statement production accuracy, ability to meet statement production deadlines, product quality and price. The Company believes that it competes favorably with respect to these factors. However, the Company believes that to remain competitive, it will require significant financial resources in order to market its existing products and services, to maintain customer service and support and to invest in research and development. Many of the Company's existing and potential competitors may have greater resources than the Company. The Company expects its competitors to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price/performance characteristics. No assurance can be given that the Company will be able to compete successfully in the U.S. or internationally.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company believes that its investment in research and development is critical to maintaining its leadership position. The Company works closely with development partners such as Tandem, IBM and Hewlett-Packard to enhance its products. The Company's research and development partnerships typically provide for funding by development partners and include joint marketing and other arrangements. In software product development, significant emphasis is placed on compliance with worldwide development standards and quality benchmarks. The Company's processes used at its research and development center in El Dorado Hills, California, have received ISO 9001 certification, the globally recognized quality standard. The Company also continually enhances its bill processing services by developing software and processes that increase production efficiency and aid clients in accessing bill processing information.

INTELLECTUAL PROPERTY

    The Company holds thirteen U.S. patents covering various aspects of its bill processing services. In addition, the Company has applied for fourteen additional U.S. patents. The Company has no foreign patents. The Company believes that although the patents it holds are valuable, they will not determine the Company's success, which depends principally upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's system and processes. The sale of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. In addition, there can be no assurance that patent applications will result in issued patents.

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately or that competitors will not be able to develop similar technology independently. There can be no assurance that any patent applications that the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can also be no assurance that others will not independently develop similar systems, duplicate the Company's systems or design around the patents licensed by or issued to the Company.

EMPLOYEES

    As of December 31, 1996, the Company had 2,038 employees, of which 1,969 were full-time employees and 69 were part-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2. PROPERTIES

    The Company owns two buildings in El Dorado Hills, California on approximately 29 acres. One building of approximately 247,167 square feet is utilized for statement processing operations and supporting activities and the other of approximately 48,200 square feet is the Company's system and software research and development center. In addition, the Company owns approximately 278 acres of undeveloped land adjacent to its buildings. The Company leases a total of approximately 476,000 square feet in Rancho Cordova and El Dorado Hills, California of which approximately 287,000 square feet is utilized primarily for statement processing operations and warehousing. The other 189,000 square feet is utilized primarily for corporate headquarters, sales and marketing, customer support, and research and development.

    The Company leases approximately 14,891 square feet in Norcross, Georgia for its Eastern Regional Data Center and approximately 2,000 square feet in Harrison, Arkansas for use by its subsidiary, CUO, Inc. The Company also leases approximately 9,420 square feet in the U.K. The leases for these facilities expire in the years 1997 through 2019.

    The Company believes that its facilities are adequate for its proposed needs through 1997 and that additional suitable space will be available or can be constructed as required.

ITEM 3. LEGAL PROCEEDINGS

    The Company has legal proceedings incidental to its normal business activities. In the opinion of the Company, the outcome of the proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information regarding Submission Of Matters To A Vote Of Security Holders is set forth under "ACTIONS TAKEN SINCE 1996 STOCKHOLDER MEETING" on page 3 of the Company's Proxy Statement For Annual Meeting Of Stockholders, dated April 17, 1997, which pages are incorporated herein by reference.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    The common stock of USCS International, Inc. is listed and traded on the Nasdaq National Market under the trading symbol "USCS".

    As of March 10, 1997, the number of record holders of USCS International, Inc. was 186. The table below shows the high and low prices of the Company's common stock as reported by the Nasdaq National Market for each quarter from the date of the Company's initial public offering on June 20, 1996. The Company has not paid any cash dividends on its common stock to date. The Company currently intends to retain any future earnings for its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

                                                                                     HIGH             LOW
                                                                                     -----           -----
CALENDAR QUARTER
  (2ND QUARTER 1996 TO 1ST QUARTER 1997)
2nd (beginning June 21, 1996)...................................................      19  3/4         17
3rd.............................................................................      19  7/8         13  1/8
4th.............................................................................      18  1/2         14  3/4
1st (through March 10, 1997)....................................................      21              16  1/8

ITEM 6. SELECTED FINANCIAL DATA

    The consolidated statements of operations data presented below for the years ended December 31, 1996, 1995, 1994, 1993 and 1992 and the consolidated balance sheet data as of December 31, 1996, 1995, 1994, 1993 and 1992 are derived from the consolidated financial statements of the Company, which have been audited. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                                              YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                ---------  ---------  ---------  ---------  ---------
                                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Consolidated Statements of Operations Data:
Revenue:
  Software and services.......................................  $ 240,848  $ 197,282  $ 155,247  $ 116,563  $ 106,348
  Equipment sales and services................................     22,366     31,981     33,558     49,501     39,739
                                                                ---------  ---------  ---------  ---------  ---------
  Total.......................................................    263,214    229,263    188,805    166,064    146,087

Cost of revenue:
  Software and services.......................................    147,743    127,702    103,046     72,758     65,904
  Equipment sales and services................................     13,180     19,538     19,476     31,561     27,097
                                                                ---------  ---------  ---------  ---------  ---------
  Total.......................................................    160,923    147,240    122,522    104,319     93,001
Gross profit..................................................    102,291     82,023     66,283     61,745     53,086

Operating expenses:
  Research and development....................................     25,140     17,815     16,700     16,007     12,170
  Selling, general and administrative.........................     49,631     42,102     34,160     28,148     24,617
  Consolidation and relocation................................     --         --           (364)     4,096     --
                                                                ---------  ---------  ---------  ---------  ---------
  Total.......................................................     74,771     59,917     50,496     48,251     36,787
                                                                ---------  ---------  ---------  ---------  ---------
Operating income..............................................     27,520     22,106     15,787     13,494     16,299
Interest expense..............................................      3,185      4,966      4,284      4,609      5,049
                                                                ---------  ---------  ---------  ---------  ---------
Income before income taxes and cumulative effect of accounting
  change......................................................     24,335     17,140     11,503      8,885     11,250
Income tax provision..........................................      9,826      6,770      5,334      4,330      4,355
                                                                ---------  ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change (1)......     14,509     10,370      6,169      4,555      6,895
Cumulative effect of accounting change (1)....................     --         --         --          2,408     --
                                                                ---------  ---------  ---------  ---------  ---------
Net income....................................................  $  14,509  $  10,370  $   6,169  $   6,963  $   6,895
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change per share
  (2).........................................................  $    0.64  $    0.49  $    0.28  $    0.20  $    0.30
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Net income per share (2)......................................  $    0.64  $    0.49  $    0.28  $    0.31  $    0.30
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------
Shares used in per share computation..........................     22,555     21,138     21,882     22,129     22,675
                                                                ---------  ---------  ---------  ---------  ---------
                                                                ---------  ---------  ---------  ---------  ---------

                                                                                    DECEMBER 31,
                                                                -----------------------------------------------------
                                                                  1996       1995       1994       1993       1992
                                                                ---------  ---------  ---------  ---------  ---------
Consolidated Balance Sheets Data:
Cash..........................................................  $   8,452  $   6,627  $   1,966  $   8,158  $   9,053
Working capital...............................................     37,041     23,440     11,454     20,029     23,757
Total assets..................................................    205,559    180,450    157,331    140,922    125,997
Long-term debt less current portion (3).......................      5,647     51,155     37,647     40,167     42,734
Stockholders' equity..........................................    115,333     46,590     39,861     35,633     29,445

------------------------------
(1) In 1993, the Company adopted SFAS 109, resulting in an accumulated credit to income for an adjustment in the calculation of income tax expense.

(2) Net income per share is based on the weighted average number of shares of Common Stock and dilutive common equivalent shares from stock options and warrants outstanding during the period using the treasury stock method. Pursuant to certain Securities and Exchange Commission Staff Accounting Bulletins, common and common equivalent shares issued during the 12-month period prior to the date of the initial filing of the Registration Statement have been included in the calculation as if they were outstanding for all periods prior to their issuance. See Note 2 of Notes to Consolidated Financial Statements.

(3) See Note 5 of Notes to Consolidated Financial Statements

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements that are not historical fact or that are not statements of current status are forward-looking statements. The Company's future results may differ significantly from the results and forward-looking statements discussed in this Report. See "FACTORS THAT MAY AFFECT FUTURE RESULTS."

OVERVIEW

    Founded in 1969, USCS is a leading provider of customer management software and services to the global communications industry. USCS operates in one segment with revenue derived primarily from providing software and bill processing services to cable television and multi-service providers and bill processing services to telecommunications companies. Software and bill processing services to cable television and multi-service providers are generally provided under bundled service arrangements. Most of the Company's revenue is derived based on the number of subscribers or end-users of the Company's clients, the number of billing statements mailed and/or the number of images, generally one-page-side, produced. Most of the Company's revenue is derived under long-term contracts with terms ranging from three to seven years. Clients are billed monthly, generally based on the number of end-users they serve. As a result, a significant portion of the Company's revenue is recurring and increases as the service provider's customer base grows. In 1996, the Company's revenue totaled $263.2 million, of which approximately 80% was generated from companies which have been clients of USCS for three or more years.

    Over the three years ended December 31, 1996, the Company's revenue from software and services has increased at an average rate of 27% and has grown from 82% of revenue in 1994 to over 91% in 1996. Revenue from selling computer hardware and providing associated maintenance and leasing services has been declining in absolute dollars and as a percentage of total revenue. Revenue from these activities represented 18% of total revenues in 1994 and had declined to less than 9% of total revenue in 1996.

    The Company provides software and services to North America and U.K. cable television and multi-service providers primarily through a direct sales force. Outside of North America and the U.K., the Company markets its software services primarily through strategic alliances with companies specializing in system integration or computer hardware manufacturing which are capable of providing local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the international, multi-service and telecommunications markets because it believes these represent opportunities to grow at rates greater than in the U.S. cable television marketplace alone.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Company's consolidated statements of operations and the percentage of revenue represented by each line item:

                                                                YEARS ENDED DECEMBER 31,
                                          ---------------------------------------------------------------------
                                                  1996                    1995                    1994
                                          ---------------------   ---------------------   ---------------------
                                                                     (IN THOUSANDS)
Revenue:
  Software and services.................  $ 240,848        91.5%  $ 197,282        86.1%  $ 155,247        82.2%
  Equipment sales and services..........     22,366         8.5      31,981        13.9      33,558        17.8
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Total...............................    263,214       100.0     229,263       100.0     188,805       100.0

Cost of revenue:
  Software and services.................    147,743        56.1     127,702        55.7     103,046        54.6
  Equipment sales and services..........     13,180         5.0      19,538         8.5      19,476        10.3
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Total...............................    160,923        61.1     147,240        64.2     122,522        64.9
                                          ---------   ---------   ---------   ---------   ---------   ---------
Gross profit............................    102,291        38.9      82,023        35.8      66,283        35.1
                                          ---------   ---------   ---------   ---------   ---------   ---------

Operating expenses:
  Research and development..............     25,140         9.5      17,815         7.8      16,700         8.8
  Selling, general and administrative...     49,631        18.9      42,102        18.3      34,160        18.1
  Consolidation and relocation..........     --          --          --          --            (364)       (0.2)
                                          ---------   ---------   ---------   ---------   ---------   ---------
    Total...............................     74,771        28.4      59,917        26.1      50,496        26.7
                                          ---------   ---------   ---------   ---------   ---------   ---------
  Operating income......................     27,520        10.5      22,106         9.7      15,787         8.4
  Interest expense......................      3,185         1.3       4,966         2.2       4,284         2.3
                                          ---------   ---------   ---------   ---------   ---------   ---------
Income before income taxes..............     24,335         9.2      17,140         7.5      11,503         6.1
Income tax provision....................      9,826         3.7       6,770         3.0       5,334         2.8
                                          ---------   ---------   ---------   ---------   ---------   ---------
Net income..............................  $  14,509         5.5%  $  10,370         4.5%  $   6,169         3.3%
                                          ---------   ---------   ---------   ---------   ---------   ---------
                                          ---------   ---------   ---------   ---------   ---------   ---------

                                                       THREE MONTHS ENDED
                                                          DECEMBER 31,
                                          ---------------------------------------------
                                                  1996                    1995
                                          ---------------------   ---------------------

Revenue:
  Software and services.................  $  64,498        92.1%  $  54,451        85.9%
  Equipment sales and services..........      5,532         7.9       8,972        14.1
                                          ---------   ---------   ---------   ---------
    Total...............................     70,030       100.0      63,423       100.0
Cost of revenue:
  Software and services.................     38,262        54.6      34,278        54.1
  Equipment sales and services..........      3,085         4.4       5,717         9.0
                                          ---------   ---------   ---------   ---------
    Total...............................     41,347        59.0      39,995        63.1
                                          ---------   ---------   ---------   ---------
Gross profit............................     28,683        41.0      23,428        36.9
                                          ---------   ---------   ---------   ---------
Operating expenses:
  Research and development..............      6,839         9.8       5,099         8.0
  Selling, general and administrative...     13,520        19.3      12,141        19.1
  Consolidation and relocation..........     --          --          --          --
                                          ---------   ---------   ---------   ---------
    Total...............................     20,359        29.1      17,240        27.1
                                          ---------   ---------   ---------   ---------
  Operating income......................      8,324        11.9       6,188         9.8
  Interest expense......................         79         0.1       1,216         2.0
                                          ---------   ---------   ---------   ---------
Income before income taxes..............      8,245        11.8       4,972         7.8
Income tax provision....................      3,470         5.0       1,964         3.1
                                          ---------   ---------   ---------   ---------
Net income..............................  $   4,775         6.8%  $   3,008         4.7%
                                          ---------   ---------   ---------   ---------
                                          ---------   ---------   ---------   ---------

REVENUE

    Revenue is derived primarily from providing customer management software and services to cable television and multi-service providers in the U.S. and 19 other countries and from providing bill processing services primarily to telecommunications companies in the U.S. Software and bill processing services to cable television and multi-service providers are generally provided under bundled service arrangements. In addition, the Company sells computer hardware and associated maintenance and leasing services to cable television service providers in connection with providing the Company's software and provides design, printing and graphics services in connection with its bill processing services. Most of the software and services revenue is derived based on the number of end-users of the services of the Company's clients, the number of bills mailed and/or the number of images produced under long-term contracts, which usually have terms ranging from three to seven years. The Company generally recognizes software and bill processing services revenue (collectively referred to as "software and services revenue") as services are performed. Certain of the Company's software licenses provide for fixed or minimum fees. Fixed fees and the present value of minimum fees under software licenses are recognized as revenue upon installation. Such amounts have not been material. Most contracts include provisions for inflation-based adjustments, including changes in paper costs.

    Total revenue increased by 10% to $70.0 million in the fourth quarter of 1996 from $63.4 million in the comparable quarter in 1995. The 1995 fourth quarter revenue increased by 21% over 1994 fourth quarter revenue of $52.6 million. The increase was attributable to growth in revenue from software and services of

18% in the fourth quarter of 1996 over the comparable 1995 quarter, partially offset by a decline of $3.4 million in equipment sales and services revenue.

    Customer management software and services revenue increased by 14% to $34.8 million in the fourth quarter of 1996 from $30.6 million in the comparable 1995 quarter. Bill processing revenue provided primarily to telecommunications companies as a stand-alone service increased by 25% to $29.7 million in the fourth quarter of 1996 from $23.8 million in the comparable quarter of the prior year.

    Total revenue for the year increased by 15% to $263.2 million in 1996 from $229.3 million in 1995. Revenue in 1995 increased by 21% over 1994 revenue of $188.8 million. The increase in 1996 was attributable to growth in revenue from software and services of 22%, partially offset by a decline in equipment sales and services revenue of $9.6 million.

    Customer management software and services revenue increased by 18% to $138.2 million in 1996 from $116.9 million in 1995, and increased in 1995 by 15% from 1994 revenue of $101.4 million. Bill processing services revenue increased by 28% to $102.6 million in 1996 from $80.4 million in 1995, and by 49% in 1995 from $53.8 million in 1994.

    Growth in customer management software and services revenue came primarily from sales of additional services, increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and migration of clients to higher priced services. Growth in bill processing revenue was primarily derived from an increase in the volume of statements and images produced because of the internal growth of customers, the acquisition of new customers, and increases in prices allowed by existing contracts. The expected decline in equipment sales and services revenue was due to lower equipment sales as a result of market condition changes.

    Three clients accounted for $121.7 million, $104 million and $77.7 million or 47%, 46% and 41% of total revenue in 1996, 1995 and 1994, respectively. See "PRODUCTS AND SERVICES--Clients" and "FACTORS THAT MAY AFFECT FUTURE RESULTS" regarding these clients and other factors that may impact future revenue.

COST OF REVENUE AND GROSS PROFIT

    Cost of software and services revenue consists primarily of direct labor, equipment-related expenses, and cost of materials such as paper and facilities expense. Cost of equipment sales and services revenue consists primarily of computer hardware purchased for resale or lease and third party maintenance.

    The Company's gross profit margin of approximately 41% in the fourth quarter of 1996 significantly improved from 37% in the fourth quarter of 1995. Software and services gross profit margin increased to 41% in the fourth quarter of 1996 from 37% in the comparable quarter of 1995. Customer management software and services gross profit margin increased to 48% in the fourth quarter of 1996 from 43% in the comparable quarter of 1995. Bill processing services gross profit margin increased to 32% in the fourth quarter of 1996 from 30% in the comparable 1995 quarter. The gross profit margin on equipment related revenue increased to 44% in the fourth quarter of 1996 from 36% in the 1995 comparable quarter.

    For the year, the Company's gross profit margin in 1996 increased to approximately 39% from approximately 36% in 1995. The gross profit margin in 1994 was 35%. Software and services gross profit margin increased to 39% in 1996 from 35% in 1995 and 34% in 1994. Customer management software and services gross profit margin increased to 47% in 1996 from 43% in 1995 and 40% in 1994. Bill processing services gross profit margin increased to approximately 28% in 1996 from 24% in 1995 and 21% in 1994. The gross profit margin on equipment sales and service revenue was 41% in 1996 versus 39% in 1995 and 42% in 1994.

    The gross margin increases in customer management and software and bill processing services are attributed to economies of scale associated with higher volume and increased revenue combined with productivity improvements. Gross margins on equipment sales and services varied based on the mix of equipment sales and services and underlying demand.

RESEARCH AND DEVELOPMENT

    Research and development costs relate primarily to on-going product development and consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. Once the product under development reaches technological feasibility, the development expenditures are capitalized and amortized. See Note 2 of Notes to Consolidated Financial Statements.

    Under certain development agreements, a portion of software development expense is shared by development partners. The Company retains the rights to any development and third-party funds may be subject to certain performance milestones, which, if not met, may require the Company to repay the partner or to expend its own capital for the development without reimbursement from the partner.

    The Company is currently in discussions with a development partner to revise the milestone schedule for the completion of the porting and the enhancement of Intelecable on that partner's computer platform. In the event it is unable to reach an understanding for a revised milestone schedule, the Company's capitalized development cost would not be reduced by the remaining unreimbursed portion under this agreement, of up to $3.2 million, and will be expensed over the life of the product. The Company has evaluated the estimated net realizable value of capitalized development costs related to the development agreement and has determined that such costs are not in excess of estimated future net revenue to be earned from the product under development.

    The Company spent $7.1 million in the fourth quarter of 1996, inclusive of amounts reimbursable by development partners on research and development versus $6.2 million in the comparable quarter of 1995, an increase of approximately 15%. The Company spent $26.1 million, $19.8 million, and $18.0 million, inclusive of amounts reimbursable by development partners, in 1996, 1995, and 1994, respectively, for an increase of 32% in 1996 over 1995 and an increase of 10% in 1995 over 1994. The increased spending is attributable to the Company's continuing commitment to the development of new products and enhancements to existing products.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling expenses consist of compensation for sales and marketing personnel including commissions and related bonuses, travel, trade shows and promotional expenses. General and administrative expenses consist of compensation for administration, finance and general management personnel, as well as legal and accounting fees.

    Total selling, general and administrative expenses increased by 11% in the fourth quarter of 1996 in comparison to the fourth quarter of 1995 and 18% for the 1996 year compared to 1995. Selling and marketing expenditures increased by 22% in the fourth quarter of 1996 compared to the fourth quarter of 1995 and 29% for the 1996 year compared to 1995. As a percentage of revenue, selling and marketing expenditures increased by approximately 1% in 1996 compared to 1995. In 1995, total sales and marketing expenditures increased by 29% in comparison to 1994 but remained constant as a percentage of revenue. The increase in sales and marketing expenditures was primarily because of the addition of sales and marketing personnel and additional resources to support increased sales and marketing activities in the international, multi-service and telecommunications markets.

    General and administrative expenses for the fourth quarter increased 4% in 1996 compared to 1995. General and administrative expenses in 1996 increased by 11% compared to 1995. As a percentage of revenue, there was no significant change in general and administrative expenses for the fourth quarter and 1996 year compared to the same periods in 1995. The increase in general and administrative expenses is attributable to support for the increased selling and marketing efforts, expansion into international markets as well as costs related to general company expansion and being a publicly held entity. General and administrative expenses increased by 20% in 1995 compared to 1994 to support higher levels of sales, but remained constant as a percentage of revenue.

INTEREST EXPENSE

    Interest expense consists of interest on borrowings under revolving credit agreements, revenue bonds pertaining to certain of the Company's facilities and notes and credit agreements related to the Company's leasing subsidiary.

    Interest expense in the fourth quarter and for the 1996 year decreased by $1.1 million, or 94% and $1.8 million, or 36%, respectively, compared to the same periods in 1995. Proceeds of the initial public offering (IPO) were utilized to pay down existing debt and resulted in decreased interest expense on a comparative basis.

INCOME TAXES

    The Company's provision for income taxes represents estimated federal, state and foreign income taxes.

    The income tax rate for the fourth quarter was 42%, approximately two percentage points higher than the 1995 comparable quarter. This is attributable to the mix of U.S. and international profits and state and local taxes. The income tax rate was approximately 40% in 1996 and 1995. The income tax rate was 46% in 1994 because of losses in a foreign subsidiary which were incurred and not tax effected.

NET INCOME

    Net income increased by $1.8 million or 59% in the fourth quarter of 1996 compared to the fourth quarter of 1995. For the 1996 year, net income increased to $14.5 million or 40% over 1995 net income of $10.4 million. Earnings per share for the year was $0.64 per share in 1996 compared to $0.49 per share in 1995. This represents a 31% increase despite a 7% increase in the number of shares outstanding in 1996 over 1995. The increase in net income for the fourth quarter and 1996 year compared to 1995 is attributable to the factors cited above. Net income and earnings per share increased by 68% and 75%, respectively, in 1995 compared to 1994 due to higher earnings and the Company's redemption of shares which reduced the number of shares outstanding by approximately 1 million.

FINANCIAL CONDITION AND LIQUIDITY

    The Company strengthened its financial condition and liquidity in 1996 primarily as a result of its IPO. The net proceeds of the IPO of approximately $52 million and cash generated from operations enabled the Company to pay down existing debt. Total long-term debt, including the current portion, was $10.4 million as of December 31, 1996 compared to $62.8 million at December 31, 1995. Of the debt outstanding at December 31, 1996, $8 million pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable. As of December 31, 1996, the Company had an available and unused $50 million line of credit. Capital expenditures in 1996 and 1995 remained level at approximately $30 million.

    The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. Substantially all contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of December 31, 1996 and 1995, accounts receivable were $73.5 million and $59.9 million, respectively, including $21.5 million and $18.3 million in amounts due from clients for postage.

    The Company continues to make significant investments in capital equipment, research and development as well as to expand into new domestic and international markets. The Company believes that net cash from operations and the Company's borrowing availability will be sufficient to support operations through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

DEPENDENCE ON THE CABLE TELEVISION MARKET

    The Company is highly dependent on the cable television market. During 1996, approximately 63% of the Company's revenue was derived from sales to cable television service providers compared to 67% in 1995. The number of providers of cable television service in the U.S. has been declining, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.

CHANGING COMMUNICATIONS MARKET

    The communications market is characterized by rapid technological developments, changes in client requirements, evolving industry standards and frequent new product introductions. The Company's future success will depend, in part, upon its ability to enhance its existing applications, develop and introduce new products that take advantage of technological advances and respond promptly to new client requirements and evolving industry standards. The Company has expended considerable funds to develop products to serve the changing communications market. If the communications market grows or converges more slowly than anticipated or the Company's products and services fail to achieve market acceptance, there could be a material adverse effect on the financial condition and results of operations of the Company. Further, the Company's development projects are subject to all of the risks associated with the development of new software and other products based on innovative technologies. The failure of such development projects could have a material adverse effect on the financial condition and results of operations of the Company.

VARIABILITY OF QUARTERLY OPERATING RESULTS

    The Company's quarterly and annual operating results may fluctuate from quarter to quarter and year to year depending on various factors, including the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff, new product development and other expenses, introduction of new products by competitors, pricing pressures, the evolving and unpredictable nature of the markets in which the Company's products and services are sold and general economic conditions.

NEW PRODUCTS AND RAPID TECHNOLOGICAL CHANGES

    The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems. TCI, which represented approximately 21% of the Company's revenue for 1996 and

1995, respectively, has announced that it is developing and testing an in-house system and that such in-house system will replace the Company's customer management software system. Another client, which accounted for 4% of total revenue in 1996 and recently extended its contract with the Company to early 1997, has orally advised the Company that it may move to an alternative solution for its customer management software requirements.

COMPETITION

    In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill processing services, and equipment sales and leasing. Any of these events could have a material adverse effect on the financial condition and results of operations, including gross profit margins, of the Company.

CONCENTRATION OF CLIENT BASE

    Aggregate revenue from the Company's ten largest clients accounted for approximately two-thirds of total revenue. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients represented approximately 47% and 46% of total revenue in 1996 and 1995, respectively. See "BUSINESS--CLIENTS" regarding these clients and other factors that may impact future revenue.

MANAGEMENT OF GROWTH

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

CLIENT FAILURE TO RENEW OR UTILIZE CONTRACTS

    Substantially all of the Company's revenue is derived from the sale of services or products under long-term contracts with its clients. The Company typically does not have the unilateral option to extend the terms of such contracts upon their expiration. In addition, certain of the Company's contracts do not require clients to make any minimum purchase. Others require minimum purchases that are substantially below the current level of business under such contracts and all such contracts are cancelable by clients under certain conditions. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company's financial condition and results of operations.

INTERNATIONAL BUSINESS ACTIVITIES

    The Company markets its products in a variety of international markets. To date, the Company's primary customer management software has been installed in 20 countries. While approximately 5% of the Company's customer management software and services revenue came from international sources, the Company is expanding its international presence, primarily through third party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

ATTRACTION AND RETENTION OF KEY PERSONNEL

    The Company's future success depends in large part on the continued service of its key management, sales, product development and operational personnel. The Company believes that its future success also depends on its ability to attract and retain skilled technical, managerial and marketing personnel, including, in particular, additional personnel in the areas of research and development and technical support. Competition for qualified personnel is intense. The Company has from time to time experienced difficulties in recruiting qualified skilled technical personnel. Failure by the Company to attract and retain the personnel it requires could have a material adverse effect on the financial condition and results of operations of the Company.

DEPENDENCE ON PROPRIETARY TECHNOLOGY

    The Company relies on a combination of patent, trade secret and copyright laws, nondisclosure agreements, and other contractual and technical measures to protect its proprietary technology. There can be no assurance that these provisions will be adequate to protect its proprietary rights. Although the Company believes that its products and services do not infringe upon the proprietary rights of third parties, there can be no assurance that third parties will not assert infringement claims against the Company or the Company's clients.

GOVERNMENT REGULATION

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

POSSIBLE VOLATILITY OF STOCK PRICE

    Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technologies by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Because of the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                                                                PAGE
                                                                                                                -----
Report of Independent Accountants..........................................................................          21

Consolidated Balance Sheets as of December 31, 1996 and 1995...............................................          22

Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.................          23

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1996, 1995 and 1994.......          24

Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.................          25

Notes to Consolidated Financial Statements.................................................................          26

Quarterly Financial Information (Unaudited)................................................................          36

REPORT OF MANAGEMENT

Stockholders of
USCS International, Inc.

    The Company's management is responsible for the preparation, integrity, and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

    Management maintains an effective system of internal control that is designed to provide reasonable assurance that assets are safeguarded and transactions are properly recorded and executed in accordance with management's authorization. The system is continuously monitored by direct management review and by internal audit. The Company selects and trains qualified people who are provided with and expected to adhere to the Company's standards of business conduct. These standards, which set forth the highest principles of business ethics and conduct, are a key element of the Company's control system. It is management's responsibility to proactively foster an environment conducive to these principles.

    The Company's consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants. Their audits were conducted in accordance with generally accepted auditing standards, and included a review of financial controls and test of accounting records and procedures as they considered necessary in the circumstances. Management made available to them all of the Company's financial records and data. Management believes that all representations made to Price Waterhouse LLP were valid.

    The Audit Committee of the Board of Directors meets regularly with management, the internal auditors and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to both internal and external auditors.

By:         /s/ JAMES C. CASTLE          By:       /s/ DOUGLAS L. SHURTLEFF
     ----------------------------------       ----------------------------------
              James C. Castle                       Douglas L. Shurtleff,
        CHIEF EXECUTIVE OFFICER AND            SENIOR VICE PRESIDENT OF FINANCE
     CHAIRMAN OF THE BOARD OF DIRECTORS                      AND
       (PRINCIPAL EXECUTIVE OFFICER)               CHIEF FINANCIAL OFFICER

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of USCS International, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of USCS International, Inc. and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP
---------------------------------------
Price Waterhouse LLP

Sacramento, California
February 14, 1997

                            USCS INTERNATIONAL, INC.

                          CONSOLIDATED BALANCE SHEETS

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1996        1995
                                                                                            ----------  ----------
                                                      ASSETS
Current Assets:
  Cash....................................................................................  $    8,452  $    6,627
  Accounts receivable.....................................................................      73,458      59,907
  Current portion of net investment in leases (note 11)...................................       4,922       6,868
  Paper products and other inventory......................................................       4,418       5,608
  Other...................................................................................       8,972       4,904
                                                                                            ----------  ----------
      Total current assets................................................................     100,222      83,914
Property and equipment, net (note 3)......................................................      94,350      85,385
Net investment in leases, net of current portion (note 11)................................       6,252       7,320
Other.....................................................................................       4,735       3,831
                                                                                            ----------  ----------
Total assets..............................................................................  $  205,559  $  180,450
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses (note 3)..........................................  $   48,975  $   44,974
  Current portion of long-term debt (note 5)..............................................       4,772      11,679
  Deferred revenue........................................................................       9,434       3,821
                                                                                            ----------  ----------
      Total current liabilities...........................................................      63,181      60,474
Long-term debt, net of current portion (note 5)...........................................       5,647      51,155
Customer deposits.........................................................................      12,752      13,497
Other liabilities.........................................................................       8,646       8,734
                                                                                            ----------  ----------
      Total liabilities...................................................................      90,226     133,860
                                                                                            ----------  ----------

Commitments and Contingencies (note 6)

Stockholders' Equity (note 7 and 9):
  Preferred Stock, $.05 par value, 10,000,000 shares authorized; no shares issued and outstanding
  Common Stocks, $.05 par value
    Authorized 40,000,000 shares; Issued and outstanding: 23,068,826 and 19,042,015 shares
      at December 31, 1996 and 1995.......................................................       1,153         952
Additional paid-in capital................................................................      53,902      --
Retained earnings.........................................................................      60,437      45,966
Foreign currency translation adjustment...................................................        (159)       (328)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................     115,333      46,590
                                                                                            ----------  ----------
Total liabilities and stockholders' equity................................................  $  205,559  $  180,450
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                              FOR THE YEARS ENDED DECEMBER 31,
                                                                          ----------------------------------------
                                                                              1996          1995          1994
                                                                          ------------  ------------  ------------
Revenue:
  Software and services.................................................  $    240,848  $    197,282  $    155,247
  Equipment sales and services..........................................        22,366        31,981        33,558
                                                                          ------------  ------------  ------------
Total revenue...........................................................       263,214       229,263       188,805

Cost of Revenue:
  Software and services.................................................       147,743       127,702       103,046
  Equipment sales and services..........................................        13,180        19,538        19,476
                                                                          ------------  ------------  ------------
Total cost of revenue...................................................       160,923       147,240       122,522
                                                                          ------------  ------------  ------------
Gross profit............................................................       102,291        82,023        66,283
                                                                          ------------  ------------  ------------

Operating Expenses
  Research and development..............................................        25,140        17,815        16,700
  Selling, general and administrative...................................        49,631        42,102        33,796
                                                                          ------------  ------------  ------------
Total operating expenses................................................        74,771        59,917        50,496
                                                                          ------------  ------------  ------------
Operating income........................................................        27,520        22,106        15,787
Interest expense........................................................         3,185         4,966         4,284
                                                                          ------------  ------------  ------------
Income before income taxes..............................................        24,335        17,140        11,503
Income tax provision (note 8)...........................................         9,826         6,770         5,334
                                                                          ------------  ------------  ------------
Net income..............................................................  $     14,509  $     10,370  $      6,169
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Earnings per share (note 7).............................................  $       0.64  $       0.49  $       0.28
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Weighted average common shares and equivalents..........................    22,555,412    21,137,863    21,881,516
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                             COMMON STOCK                                   FOREIGN
                                                        -----------------------  ADDITIONAL                CURRENCY
                                                           NUMBER        PAR       PAID-IN    RETAINED    TRANSLATION
                                                         OF SHARES      VALUE      CAPITAL    EARNINGS    ADJUSTMENT
                                                        ------------  ---------  -----------  ---------  -------------
Balance, January 1, 1994..............................    19,776,804  $     989      --       $  35,162    $    (518)
Issuance of common stock..............................       161,406          8   $     332      --           --
Repurchase of common stock............................      (560,067)       (28)       (332)     (2,146)      --
Translation adjustment................................       --          --          --          --              225
Net income............................................       --          --          --           6,169       --
                                                        ------------  ---------  -----------  ---------        -----
Balance, December 31, 1994............................    19,378,143        969      --          39,185         (293)
Issuance of common stock..............................       708,393         35       1,608      --           --
Repurchase of common stock............................    (1,044,521)       (52)     (1,608)     (3,589)      --
Translation adjustment................................       --          --          --          --              (35)
Net income............................................       --          --          --          10,370       --
                                                        ------------  ---------  -----------  ---------        -----
Balance, December 31, 1995............................    19,042,015        952      --          45,966         (328)
Issuance of common stock..............................     4,034,240        201      53,902      --           --
Repurchase of common stock............................        (7,429)    --          --             (38)      --
Translation adjustment................................       --          --          --          --              169
Net income............................................       --          --          --          14,509       --
                                                        ------------  ---------  -----------  ---------        -----
Balance, December 31, 1996............................    23,068,826  $   1,153   $  53,902   $  60,437    $    (159)
                                                        ------------  ---------  -----------  ---------        -----
                                                        ------------  ---------  -----------  ---------        -----

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                 FOR THE YEARS ENDED DECEMBER 31,
                                                                                ----------------------------------
                                                                                   1996        1995        1994
                                                                                ----------  ----------  ----------
Cash flows from operating activities:
  Net income..................................................................  $   14,509  $   10,370  $    6,169
  Adjustments to net income:
    Depreciation and amortization.............................................      20,311      16,000      13,734
    Loss on sale of assets....................................................         583         102         148
    Changes in operating assets and liabilities:
      Accounts receivable.....................................................     (13,551)     (8,388)     (2,955)
      Net investment in leases................................................      (7,440)     (7,230)     (8,904)
      Collections on leases...................................................      10,454      13,745      11,201
      Paper products and other inventory......................................       1,190        (898)     (1,961)
      Other assets............................................................      (4,972)       (558)       (372)
      Customer deposits.......................................................        (745)      1,857       4,820
      Other liabilities.......................................................       9,526       4,022       5,712
                                                                                ----------  ----------  ----------
  Net cash provided by operating activities...................................      29,865      29,022      27,592
                                                                                ----------  ----------  ----------

Cash flows from investing activities:
  Capital expenditures, net...................................................     (29,397)    (29,231)    (33,412)
  Capitalized software expenditures, net......................................        (293)     (2,000)         --
                                                                                ----------  ----------  ----------
  Net cash used in investing activities.......................................     (29,690)    (31,231)    (33,412)
                                                                                ----------  ----------  ----------

Cash flows from financing activities:
  Net (paydown) borrowings under revolving credit agreements..................     (30,000)     22,000       8,000
  Proceeds from issuance of long-term debt....................................       2,765       4,096       4,678
  Payments on long-term debt..................................................     (25,180)    (15,620)    (10,884)
  Proceeds from issuance of common stock less expenses........................      54,103       1,643         340
  Repurchase of common stock..................................................         (38)     (5,249)     (2,506)
                                                                                ----------  ----------  ----------
  Net cash provided by (used in) financing activities.........................       1,650       6,870        (372)
                                                                                ----------  ----------  ----------
Net increase (decrease) in cash...............................................       1,825       4,661      (6,192)
Cash at beginning of year.....................................................       6,627       1,966       8,158
                                                                                ----------  ----------  ----------
Cash at end of year...........................................................  $    8,452  $    6,627  $    1,966
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest..................................................................  $    4,595  $    5,145  $    4,277
    Income taxes..............................................................       9,748       4,210       7,228

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. GENERAL

    USCS International, Inc. (the Company), a Delaware Corporation, formerly U.S. Computer Services, a California Corporation, operates in one segment providing transaction based comprehensive customer management software and services and bill processing services to the global communications industry, and sells, maintains and leases computer systems primarily in North America. The Company generally provides software and bill processing services to cable television and multi-service providers under long-term bundled service contracts. The Company also provides bill processing services on a stand-alone basis primarily to clients in the telecommunications market.

    In June 1996, the Company completed an initial public offering (IPO) of its common stock. Upon the close of the IPO, the Company effected certain stock splits and conversions of its Voting and Non-Voting Common Stock. See Note 9.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries after elimination of intercompany accounts and transactions.

    Financial Statement Preparation--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

    Revenue Recognition--The Company recognizes services revenue monthly as the services are performed. Fixed fees and the present value of minimum fees under software licenses are recognized as revenue upon installation. Variable software license fees are a component of fees billed under bundled service contracts and are recognized as revenue over the life of the license based on usage. Revenue from equipment sales is recognized as equipment is shipped. Income from sales-type leases is recognized as revenue at a constant periodic rate of return on the net investment in the lease. Billing for services in advance of performance is recorded as deferred revenue.

    Concentration of Credit Risk--Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of trade accounts receivable. A majority of the Company's trade receivables are derived from sales to the cable television and telecommunications industries. The Company performs ongoing credit evaluations of its customers' financial condition and, generally, requires no collateral. The Company maintains an allowance for doubtful accounts on its receivables based upon expected collectibility of all accounts receivable. Uncollectible amounts have not been significant.

    Paper Products and Other Inventory--Paper products and other inventory is stated at the lower of standard cost, which approximates actual cost (determined on a first-in, first-out basis), or market.

    Property and Equipment--Property and equipment is recorded at cost. Depreciation and amortization expense is recognized on the declining balance and straight-line methods over useful lives ranging from two to seven years on equipment and thirty-one to forty years on buildings.

    Research and Development--Research and development costs are expensed as incurred and consist primarily of software development costs incurred prior to the achievement of technological feasibility. The Company capitalizes software development costs after the products reach technological feasibility. These

                            USCS INTERNATIONAL, INC.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year net revenue to estimated future net revenue or the amount computed by the straight-line method over the estimated useful life of the product. No amortization has been recorded to date. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis in accordance with SFAS 86. The cost of custom development that is required by a specific client is charged to cost of revenue.

    The Company has entered into strategic alliances with vendors which underwrite a portion of the enhancements to the Company's software. The Company retains the rights to the enhancements and the vendors may be entitled to repayment if certain milestones are not achieved. Funding subject to repayment is deferred until the related repayment obligations lapse. Funding not subject to repayment is offset against related software development costs.

    Customer Deposits--The Company requires postage deposits of its clients based on long-term contractual arrangements. The Company does not anticipate repaying in the next year amounts classified as non-current.

    Foreign Currency Translation--The functional currency of the Company's foreign subsidiary is the foreign currency. Adjustments arising from the translation of balance sheets to U.S. dollars at the year-end exchange rates are included in stockholders' equity. Income and expenses are translated at the average prevailing rate during the year.

    Income Tax--Income taxes are recorded using the liability method under which current or deferred taxes are recognized for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

    Earnings Per Share--Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the respective periods, including the assumed net shares issuable upon exercise of stock options when dilutive. Common and common equivalent shares issued during the twelve month period prior to the IPO are included in the calculations as if they were outstanding for all periods presented (using the treasury stock method at the public offering price).

    Stock Options--The Company accounts for its stock option plans in accordance with APB 25, under which no compensation expense is recognized in the financial statements except where the grants have been issued at less than fair market value on the determination date. The Company has presented the pro forma disclosure of compensation expense under the fair value provisions of the recently issued SFAS 123 "Accounting for Stock Based Compensation" in Note 7.

                            USCS INTERNATIONAL, INC.

3. BALANCE SHEET COMPONENTS AT DECEMBER 31 (IN THOUSANDS)

    Property and equipment, net, consists of the following:

                                                                 1996        1995
                                                              ----------  ----------
Computer and production equipment...........................  $  122,105  $  102,381
Plant and property..........................................      32,545      31,375
Leasehold improvements......................................      12,715      10,532
Office equipment............................................       8,674       7,271
Capital projects-in-progress................................       5,723       6,795
                                                              ----------  ----------
                                                                 181,762     158,354
Less accumulated depreciation and amortization..............      87,412      72,969
                                                              ----------  ----------
                                                              $   94,350  $   85,385
                                                              ----------  ----------
                                                              ----------  ----------

    Accounts payable and accrued expenses consists of the following:

Trade accounts payable......................................  $  20,791  $  19,981
Book overdraft..............................................     --          2,720
Accrued payroll and related expenses........................     13,915     11,752
Accrued retirement plan contributions.......................      5,218      4,419
Income taxes payable........................................      5,553      1,727
Other accrued expenses......................................      3,498      4,375
                                                              ---------  ---------
                                                              $  48,975  $  44,974
                                                              ---------  ---------
                                                              ---------  ---------

4. BENEFITS PLANS

    The Company has an employee savings and pension benefit plan (known as the 401(k) Retirement Plan). This plan covers substantially all employees. The Company matches employee contributions of up to six percent of compensation at a rate of fifty percent. The Company is required to make a contribution of 3% of each eligible employee's annual compensation. Commencing in 1996, under the plan's profit-sharing element, the Company also contributes 10% of pretax profits. Prior to 1996, under the plan's profit-sharing element, the Company could contribute up to 3% of each eligible employee's compensation determined at the discretion of the Board of Directors. The Company's contribution expense was $5,179,000, $4,204,000 and $3,763,000 in 1996, 1995 and 1994, respectively.

    The Company also has two defined contribution stock ownership plans covering substantially all employees who were employed by the Company as of February 18, 1993. There were no contributions to the plans in 1996, 1995 and 1994. Under the plans, the Company was obligated, at the employee's option, to repurchase vested shares at the current fair market value upon termination or retirement. Substantially all share repurchases in 1996 and prior years resulted from the repurchase of shares from former employees. The Company's repurchase obligations under the plans lapsed effective with the IPO.

    The Company has non-qualified deferred compensation plans for senior management and certain highly compensated employees. The plans permit participants to defer a portion of their compensation until termination of their employment at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts accrue interest at a rate determined by the Board of Directors

                            USCS INTERNATIONAL, INC.

4. BENEFITS PLANS (CONTINUED)
or the underlying investments. At December 31, 1996, amounts deferred under the plans and the related accrued interest were not material.

5. LONG-TERM DEBT

    Long-term debt consists of the following at December 31 (in thousands):

                                                                               MATURITIES      1996       1995
                                                                             --------------  ---------  ---------
Credit agreement with a finance company, collateralized, without recourse, by minimum rentals receivable of $10,401. Principal and interest payable monthly at fixed interest rates resulting in a weighted average interest
  rate of 8.78% at December 31, 1996.......................................    1997 to 2000  $   8,027  $   9,486

Bonds payable, with interest (rates at 5.75% and 6.83% at December 31,
  1996) and principal repayable in approximately equal monthly installments, collateralized by first deeds of trust on buildings with a
  net book value of $12,476................................................    1998 to 1999      2,392      3,695

Notes payable to a bank, paid in August, 1996..............................        --           --          1,653

Credit line with two banks refinanced in September, 1996...................            2001     --         30,000

Notes payable to insurance companies, prepaid in September, 1996...........        --           --         18,000
                                                                                             ---------  ---------
                                                                                                10,419     62,834
Less current portion.......................................................                      4,772     11,679
                                                                                             ---------  ---------
Total long-term debt.......................................................                  $   5,647  $  51,155
                                                                                             ---------  ---------
                                                                                             ---------  ---------

    In September 1996, the Company renegotiated its existing revolving credit agreements into a new five-year unsecured revolving credit line with two banks in the amount of $50 million. Borrowings under the agreement bear interest at the Company's choice of LIBOR (plus a margin ranging from .55% to 1.25%), the bank's base rate or a quoted rate.

    Under the borrowing agreements, the Company is required to maintain certain financial ratios and meet a net worth test. In addition, the Company has two outstanding standby letters of credit totaling $4,661,000 at December 31, 1996. Based on the borrowing rates currently available to the Company for credit facilities and bonds with similar terms and average maturities, the carrying value of long-term debt at December 31, 1996, is considered to approximate fair value.

    Maturities of long-term debt at December 31, 1996 are as follows (in thousands):

1997...............................................  $   4,772
1998...............................................      4,194
1999...............................................      1,395
2000...............................................         58
                                                     ---------
                                                     $  10,419
                                                     ---------
                                                     ---------

                            USCS INTERNATIONAL, INC.

6. COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities and equipment under operating leases with terms ranging from one to fifteen years. Rental expense was $9,594,000 in 1996, $ 8,798,000 in 1995 and $7,317,000 in 1994.

    Future minimum rental commitments under operating leases are (in thousands):

1997................................................  $   6,550
1998................................................      4,637
1999................................................      3,626
2000................................................      2,550
2001................................................        964
Thereafter..........................................        565

    The Company has legal proceedings incidental to its normal business activities. In the opinion of the Company, the outcome of the proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7. STOCK OPTION PLANS

    The Company has five stock option plans under which shares of the Company's common stock have been reserved for issuance to directors, officers and key employees.

    Under the 1988, 1990, 1993 and 1996 Stock Option Plans, options may be granted at prices and with terms and conditions established by the Company's Board of Directors at the date of grant. Options vest over periods of up to sixty months and expire ten years after the date of grant.

    Under the Director's Stock Option Plan, options may be granted at fair market value. Options vest annually over three years and expire five years after the date of grant.

                            USCS INTERNATIONAL, INC.

7. STOCK OPTION PLANS (CONTINUED)
    Information regarding the Company's stock option plans is summarized below:

                                                                                   WEIGHTED
                                                                      NUMBER        AVERAGE
                                                                    OF SHARES   EXERCISE PRICE
                                                                    ----------  ---------------
Shares under option:
  Outstanding at January 1, 1994..................................   2,295,783     $    1.87
    Granted.......................................................     305,550          4.35
    Exercised.....................................................    (161,406)         1.00
    Canceled......................................................    (257,040)         2.10
                                                                    ----------         -----
  Outstanding at December 31, 1994................................   2,182,887          2.25
    Granted.......................................................     551,775          5.05
    Exercised.....................................................    (708,393)         1.44
    Canceled......................................................    (243,663)         3.00
                                                                    ----------         -----
  Outstanding at December 31, 1995................................   1,782,606          3.34
    Granted.......................................................   1,229,074         13.20
    Exercised.....................................................    (538,412)         2.10
    Canceled......................................................    (259,807)         4.30
                                                                    ----------         -----
  Outstanding at December 31, 1996................................   2,213,461     $    9.00
                                                                    ----------         -----
                                                                    ----------         -----

    At December 31, 1996, 2,651,025 shares were available for future grants under the stock option plans.

    For purposes of the following pro forma disclosures required by SFAS 123, the estimated fair value of options is amortized to expense over the options' vesting period. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models, such as the Black-Scholes model, require the input of highly subjective assumptions, including the expected stock price volatility, which are subject to change from time to time. For this reason, and because the SFAS 123 fair-value based method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation costs are not necessarily indicative of costs to be expected in future years.

    The following pro forma information has been prepared as if the Company had accounted for its employee stock options using the fair value based method of accounting established by SFAS 123(Net income in thousands):

                                                                            1996       1995
                                                                          ---------  ---------
Net income             As reported......................................  $  14,509  $  10,370
                       Pro forma........................................     14,036     10,265

Earnings per share     As reported......................................  $    0.64  $    0.49
                       Pro forma........................................       0.63       0.49

    SFAS 123 pro forma calculations are based on the following assumptions for grants in 1996 and 1995, respectively: risk-free weighted-average interest rates of 5.7% and 5.9%; volatility factors of the expected

                            USCS INTERNATIONAL, INC.

7. STOCK OPTION PLANS (CONTINUED)
market price of the Company's common stock of 43.3%; and weighted average expected option lives of 7.3 years and 6.9 years.

    Summary information concerning outstanding and exercisable employee option as of December 31, 1996 is as follows:

                                                           WEIGHTED-
                                                            AVERAGE       WEIGHTED-                 WEIGHTED-
                                                           REMAINING       AVERAGE                   AVERAGE
                                             NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                   OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
-----------------------------------------  -----------  ---------------  -----------  -----------  -----------
$ 1.39-$ 2.05............................      38,682           2.90      $    1.71       38,682    $    1.71
  2.44-  2.80............................     170,075           5.96           2.63      115,625         2.65
  3.73-  4.35............................     342,453           7.07           3.99      273,342         3.90
  5.05-  5.05............................     481,687           8.45           5.05       94,150         5.05
  7.38-  7.38............................       6,300           9.17           7.38       --           --
 12.50- 16.50............................   1,093,764           9.35          12.91       --           --
 17.50- 18.63............................      80,500           7.15          18.09       --           --
                                           -----------           ---     -----------  -----------       -----
$ 1.39-$18.63............................   2,213,461           8.35      $    9.00      521,799    $    3.67
                                           -----------           ---     -----------  -----------       -----
                                           -----------           ---     -----------  -----------       -----

    Exercise prices of some options differ from the market price of the stock on the grant date. The following table summarizes options by those that have exercise prices equal to the market price on the grant date. There were no grants in 1996, 1995, or 1994 with exercise prices less than the market price on the grant date. The weighted average fair values below have been determined using the Black-Scholes model.

                                                                                   EXERCISE
                                                                                     PRICE
                                                                                   EQUAL TO
                                                                                 MARKET PRICE
                                                                                 -------------
1996:
Options granted................................................................     1,229,074
Weighted average exercise price................................................         13.20
Weighted average fair value....................................................         13.20

1995:
Options granted................................................................       551,775
Weighted average exercise price................................................          5.05
Weighted average fair value....................................................          5.05

1994:
Options Granted................................................................       305,550
Weighted average exercise price................................................          4.35

    Total compensation recognized under APB 25 was $77,000, $296,000, and $140,000 in 1996, 1995 and 1994, respectively.

                            USCS INTERNATIONAL, INC.

7. STOCK OPTION PLANS (CONTINUED)

    In April of 1996, the Company adopted an Employee Stock Purchase Plan (the "Plan") which was implemented after 1996. The Plan provides a method for employees of the Company to purchase shares of the Company's Common Stock through payroll deductions. Under the Plan, shares are purchased on a quarterly basis at the lower of 95% of the fair market value of the Company's Common Stock on the first or last business day of each calendar quarter. Shares purchased under the Plan may not be sold or otherwise transferred for six months after issuance.

8. INCOME TAXES

    The deferred tax assets and liabilities are comprised of the following at December 31 (in thousands):

                                                                                        1996       1995
                                                                                      ---------  ---------
Deferred tax assets:
  Compensation and employee benefits related items..................................  $   4,714  $   3,527
  Differences in revenue recognition for book and tax purposes......................      2,840      1,097
  Accruals and other non-deductible reserves........................................      3,542      2,700
                                                                                      ---------  ---------
    Total deferred tax assets.......................................................     11,096      7,324
                                                                                      ---------  ---------

Deferred tax liabilities:
  Tax in excess of book depreciation................................................      6,163      5,259
  Capital leases recorded as operating leases for tax purposes......................      1,762      2,619
  Other.............................................................................        674        584
                                                                                      ---------  ---------
    Total deferred tax liabilities..................................................      8,599      8,462
                                                                                      ---------  ---------
Net deferred tax (asset) liability..................................................  $  (2,497) $   1,138
                                                                                      ---------  ---------
                                                                                      ---------  ---------

    The income tax provision is comprised of the following for the years ended December 31 (in thousands):

                                                                    1996       1995       1994
                                                                  ---------  ---------  ---------
Current
  Federal.......................................................  $  11,675  $   4,883  $   4,644
  State.........................................................      1,786        838      1,033
                                                                  ---------  ---------  ---------
                                                                     13,461      5,721      5,677
                                                                  ---------  ---------  ---------

Deferred
  Federal.......................................................     (3,311)       924         72
  State.........................................................       (324)       125       (415)
                                                                  ---------  ---------  ---------
                                                                     (3,635)     1,049       (343)
                                                                  ---------  ---------  ---------
                                                                  $   9,826  $   6,770  $   5,334
                                                                  ---------  ---------  ---------
                                                                  ---------  ---------  ---------

                            USCS INTERNATIONAL, INC.

8. INCOME TAXES (CONTINUED)
    The income tax rate varies from amounts computed by applying the U.S. statutory rate to income before provision for income taxes. The tax rates for the years ended December 31 are as follows:

                                                                          1996       1995       1994
                                                                        ---------  ---------  ---------
Income tax computed using U.S. statutory rate.........................       34.4%      34.7%      34.1%
State income taxes, net of federal benefits...........................        4.4        6.1        6.1
Effect of loss of foreign subsidiary..................................     --         --            6.6
Other.................................................................        1.6       (1.3)      (0.4)
                                                                              ---        ---        ---
  Income tax provision................................................       40.4%      39.5%      46.4%
                                                                              ---        ---        ---
                                                                              ---        ---        ---

9. STOCK SPLITS

    On March 31, 1995, the Board of Directors authorized a thirty for one stock split to be distributed to stockholders of record on May 1, 1995, and increased the authorized voting and non-voting shares from 2,000,000 shares to 6,000,000 shares, respectively. On May 3, 1995, authorized voting shares were increased to 7,500,000.

    On May 16, 1996, the Board and a majority of the Company's stockholders authorized a 2.1 for 1 stock split of the Company's Common Voting Stock and a 2 for 1 stock split of the Common Non-Voting Stock effective upon the close of the IPO. The Board also increased the authorized amount of Common Voting Stock and Common Non-Voting Stock to 40,000,000 and 12,000,000, respectively and authorized 10,000,000 shares of Preferred Stock, par value $.05. Also, upon the closing of the IPO, the Common Non-Voting Stock converted to Common Voting Stock on a one-for-one basis and the Common Non-Voting Class was eliminated. The effect of these transactions has been retroactively reflected in the financial statements.

10. SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

    The Company has three significant customers. Revenue from the largest customer was $55,651,000, $47,287,000 and $42,842,000 or 21%, 21% and 23% of
total revenue in 1996, 1995 and 1994, respectively. Revenue and percentage of total revenue, respectively,from the other significant customers totaled $41,066,000 or 16% and $25,013,000 or 10% in 1996, $38,849,000 or 17% and
$17,858,000 or 8% in 1995, and $24,569,000 or 13% and $10,323,000 or 5% in 1994.

    Advisory services were provided to the Company in the amount of $430,500 in 1996 and 1995 and $400,000 in 1994, by Westar Capital, a stockholder.

                            USCS INTERNATIONAL, INC.

11. LEASING ACTIVITIES

LEASES

    The net investment in leases held by the Company and its leasing subsidiary reflects the gross lease receivable and the estimated residual value of the leased equipment less unearned income. The net investment in sales-type leases consists of the following at December 31 (in thousands):

                                                                            1996       1995
                                                                          ---------  ---------
Total minimum lease payments receivable.................................  $  15,516  $  16,100
Estimated unguaranteed residual value of leased property................          8        203
                                                                          ---------  ---------
Gross investment in leases..............................................     15,524     16,303
Less unearned income....................................................      4,350      2,115
                                                                          ---------  ---------
Net investment in leases................................................     11,174     14,188
Less current portion....................................................      4,922      6,868
                                                                          ---------  ---------
Non-current portion.....................................................  $   6,252  $   7,320
                                                                          ---------  ---------
                                                                          ---------  ---------

    Future payments to be received under sales-type leases are (in thousands):

1997...............................................  $   7,898
1998...............................................      5,661
1999...............................................      1,566
2000...............................................        391
                                                     ---------
                                                     $  15,516
                                                     ---------
                                                     ---------

    The Company performs ongoing credit evaluations of its clients and generally maintains a perfected security interest on all equipment leased under sales-type and operating leases as collateral for lease payments receivable. Substantially all lease contracts have been pledged and the related receipts have been assigned to various lenders as collateral for nonrecourse borrowings. The borrowing agreements provide that the debt is to be satisfied solely from amounts due under the terms of the lease contracts and the value of the leased equipment. The lenders' collateral interest in both the lease agreement and the equipment terminates upon repayment of the debt.

SUBSIDIARY

    At December 31, 1996 and 1995, the Company's wholly-owned leasing subsidiary had total assets of $16,197,000 and $18,256,000 and long-term debt of $8,027,000 and $11,139,000, respectively. Net income was $1,147,000, $1,352,000 and
$1,403,000 in 1996, 1995 and 1994, respectively.

                            USCS INTERNATIONAL, INC.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                           1ST        2ND        3RD        4TH
                                                                         QUARTER    QUARTER    QUARTER    QUARTER
                                                                        ---------  ---------  ---------  ---------
                                                                           (IN THOUSANDS EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1996
Total revenue.........................................................  $  60,255  $  63,572  $  69,357  $  70,030
Gross profit..........................................................     22,094     23,801     27,713     28,683
Operating income......................................................      5,443      5,841      7,912      8,324
Net income............................................................      2,563      2,843      4,328      4,775
Net income per share..................................................       0.12       0.13       0.18       0.20

YEAR ENDED DECEMBER 31, 1995
Total revenue.........................................................  $  53,012  $  56,151  $  56,677  $  63,423
Gross profit..........................................................     19,498     19,053     20,044     23,428
Operating income......................................................      4,937      5,016      5,965      6,188
Net income............................................................      2,281      2,287      2,794      3,008
Net income per share..................................................       0.11       0.11       0.13       0.14

YEAR ENDED DECEMBER 31, 1994
Total revenue.........................................................  $  40,692  $  49,917  $  45,586  $  52,610
Gross profit..........................................................     13,637     18,385     16,301     17,960
Operating income......................................................      2,028      5,906      4,201      3,652
Net income............................................................        531      2,638      1,654      1,346
Net income per share..................................................       0.02       0.12       0.08       0.06

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding directors of the Company who are standing for reelection is set forth under "Election of Directors" on pages 1 and 2 of the Company's Proxy Statement For Annual Meeting Of Stockholders, dated April 17, 1997, which pages are incorporated herein by reference.

    The executive officers and directors of the Company and their ages as of March 10, 1997 are as follows:

              NAME                     AGE                                POSITION
---------------------------------      ---      ------------------------------------------------------------
James C. Castle, Ph.D.                     60   Chairman of the Board and Chief Executive Officer

Michael F. McGrail                         49   President of CableData, Inc. and Director

C. Randles Lintecum                        52   President of International Billing Services, Inc.

Douglas L. Shurtleff                       50   Senior Vice President, Finance and Chief Financial Officer

Claudia D. Coleman                         45   Vice President, Corporate Development

George L. Argyros, Sr. (1)(2)              60   Director

George M. Crandell, Jr. (1)                51   Director

Charles D. Martin (2)                      60   Director

Larry W. Wangberg (1)(2)                   54   Director

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    JAMES C. CASTLE, PH.D. joined the Company as Chairman of the Board and Chief Executive Officer in August 1992. Prior to joining USCS, Dr. Castle served as Chief Executive Officer and Director of Teradata Corporation, a manufacturer of high capacity, high performance parallel processing database systems, from August 1991 until April 1992. Dr. Castle served as President and Chief Executive Officer of Infotron Systems Corporation, a manufacturer of data and voice transmission equipment, from October 1987 until August 1991 and was named Chairman of the Board in May 1989. Prior to October 1987, Dr. Castle held various senior management positions with TBG Information Systems, Inc., Memorex Corporation, Honeywell, Inc. and General Electric. Dr. Castle is also a Director of PAR Technology Corp., Leasing Solutions, Inc. and ADC Telecommunications, Inc. Dr. Castle received his B.S. from the U.S. Military Academy at West Point and a M.S.E.E. and Ph.D. in Computer and Information Sciences from the University of Pennsylvania.

    MICHAEL F. MCGRAIL has been President of CableData, Inc., the Company's wholly owned subsidiary, and a Director of the Company since April 1995. Since December 1993, Mr. McGrail has been President and Managing Director of CableData International, Ltd., a wholly-owned subsidiary of CableData, Inc. Prior to his joining CableData, Mr. McGrail served as President of Gandalf International, Ltd. ("Gandalf"), a wide and local area network communications products company. He was also Managing Director of Infotron Systems International Ltd., which was acquired by Gandalf in 1991. Mr. McGrail received a B.Sc. with honors from the University of Sussex and a M.Sc. in Management from Trinity College, Dublin.

    C. RANDLES LINTECUM has been the President of International Billing Services, Inc. ("IBS"), a wholly-owned subsidiary of the Company, since July 1995. From February 1995 to July 1995, Mr. Lintecum was Senior Vice President, Marketing and Business Development of USCS, and from May 1993 to February 1995 Mr. Lintecum was Vice President, Corporate Development of USCS. From 1989 to May 1993, Mr. Lintecum was Executive Vice President of Corporate Marketing for Infonet Services Corporation ("Infonet"), an international data network services company. From 1988 to 1989, Mr. Lintecum was division Vice President of Marketing for Computer Science Corporation, a computer services company. From 1985 to 1987, Mr. Lintecum was division Vice President of New Business Development for Computer Science Corporation. Mr. Lintecum received a B.S. in Business Administration from the University of Kansas and a M.B.A. from the University of Missouri.

    DOUGLAS L. SHURTLEFF has been Senior Vice President, Finance, and Chief Financial Officer of the Company since May 1995. From September 1988 to May 1995, Mr. Shurtleff was Vice President, Finance and Administration, and Treasurer of Infonet. From October 1984 to September 1988, Mr. Shurtleff was Group Vice President, Finance and Administration, of Computer Sciences Corporation. Previously, Mr. Shurtleff held various senior management positions at Pacesetter Systems, Inc., and Deloitte & Touche. Mr. Shurtleff received a B.S. in Accounting and his M.B.A. from the University of Southern California and is a certified public accountant.

    CLAUDIA D. COLEMAN has been Vice President, Corporate Development of the Company since December 1995. From March 1988 to December 1995, Ms. Coleman held various positions, including Principal, in the investment division of Alex. Brown & Sons ("Alex. Brown"). Prior to joining Alex. Brown, Ms. Coleman was a Vice President in the investment banking division of Drexel Burnham Lambert from 1984 to 1988. From 1979 to 1984, Ms. Coleman held various positions, including Vice President, Corporate Planning, at Bank of America. Ms. Coleman received a B.A. and a M.B.A. from the University of California.

    GEORGE L. ARGYROS, SR. has been a Director of the Company since November 1990. Mr. Argyros is Chairman and Chief Executive Officer of Arnel & Affiliates, a West Coast diversified investment company. Mr. Argyros is sole shareholder of GLA Financial Corp. ("GLA Financial"), a general partner of Westar Capital Associates, which is the sole general partner of Westar Capital ("Westar"), a private equity investment firm and a principal shareholder of the Company. Mr. Argyros is also a limited partner of Westar. Mr. Argyros is a Director of First American Financial Corporation, The Newhall Land and Farming Company, Tecstar Corporation, All Post, Inc., and Dogloo, Inc. Mr. Argyros is President and Chief Executive Officer of the Horatio Alger Association of Distinguished Americans, is Chairman of the Board of Trustees of Chapman University, a Trustee of the California Institute of Technology, director of Independent Colleges of Southern California, Chairman of the Board of Directors of The Beckman Foundation, director of the Beckman Laser Institute and Medical Clinic, Vice Chairman of the Estele Doheny Eye Foundation, and Chairman of the Orange County Business Committee for the Arts.

    GEORGE M. CRANDELL, JR. has been a Director of the Company since March 1989. Mr. Crandell is President of George M. Crandell, Jr., A Law Corporation / Crandell Capital , and is a limited partner of Westar Capital Associates, the general partner of Westar. Prior to joining Westar in 1988, Mr. Crandell was a partner of Brentwood Associates, an investment firm. Prior to joining Brentwood, Mr. Crandell was a Senior Consultant with the international consulting firm of McKinsey & Company. He also held positions at Planning Research Corporation and IBM. Mr. Crandell is a board member and past President of the California State Sacramento Trust Foundation and a board member of the Dean's Advisory Council of the University of California, Davis Graduate School of Management.

    CHARLES D. MARTIN has been a Director of the Company since November 1990. Mr. Martin has been a general partner of Enterprise Partners, a Southern California-based venture capital firm, since its formation in 1985. He has also been a general partner of Westar Capital Associates, which is the sole general partner of Westar, since its formation in 1987. Mr. Martin also serves on the Board of Directors of Apria Healthcare, Inc., Tecstar, Inc., All Post, Inc., Dogloo, Inc., ObjectAutomation and El Dorado Communications. He is also a Director and stockholder of Vedax Sciences Corporation, a firm that operates the TEC Organization, the largest proprietary membership program in the nation for company Presidents and Chief Executive Officers. Mr. Martin also serves as a Trustee of Chapman University and is Chairman of the Board of Trustees of the Orange County Museum of Art.

    LARRY W. WANGBERG has been a Director of the Company since April 1996. Mr. Wangberg has served as Chairman of the Board of Directors and Chief Executive Officer of StarSight Telecast, Inc. ("StarSight") since April 1996. From February 1995 to April 1996, Mr. Wangberg served as StarSight's President and Chief Executive Officer. Mr. Wangberg was elected to the Board of Directors of StarSight in May 1993. From 1983 to February 1995, Mr. Wangberg served as President and Chief Executive Officer of Times Mirror Cable Television, Inc. a provider of broadband-based network and cable broadcast services. Mr. Wangberg simultaneously served as Senior Vice President of the parent The Times Mirror Company, a major information provider. Mr. Wangberg is a past chairman of the National Cable Television Association (NCTA). Mr. Wangberg has also served on the Board of Directors of Zilog, Inc. since April 1996.

    There are no family relationships between any directors or executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION

    Information regarding the Company's compensation of its executive officers is set forth under "INFORMATION REGARDING EXECUTIVE OFFICERS COMPENSATION" on pages 5 through 8 of the Company's Proxy Statement For Annual Meeting Of Shareholders, dated April 17, 1997, which pages are incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is set forth under "BENEFICIAL OWNERSHIP OF PRINCIPAL STOCKHOLDERS, DIRECTORS AND MANAGEMENT" on pages 4 and 5 of the Company's Proxy Statement For Annual Meeting Of Shareholders, dated April 17, 1997, which pages are incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is set forth under "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" on page 9 of the Company's Proxy Statement For Annual Meeting Of Shareholders, dated April 17, 1997, which pages are incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

(a) The following documents are filed as part of this report:

    1.  Financial Statements

        Financial Statements and Report of Independent Accountants: See Part II,
        Item 8 hereof.

    2.  Financial Statement Schedule

        All Schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are omitted because such schedules are not required under the related instructions, are not applicable or the required information is given in the financial statements.

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1996.

(c) Exhibits

1.         Not applicable.

2.         Plan of acquisition, reorganization, arrangement, liquidation or succession

                 2.1  Agreement and Plan of Merger dated April 18, 1996 among USCS
                      International, Inc., a Delaware corporation, and U.S. Computer
                      Services, a California corporation. (1)

                 2.2  Reference exhibits 10.37, 10.38, 10.39 & 10.40.

3.         Articles of Incorporation

                 3.1  Second Amended and Restated Certificate of Incorporation of USCS
                      International, Inc.

                 3.2  Bylaws of the Registrant. (1)

                 3.3  Certificate of Designation of Rights, Preferences and Privileges of
                      Series A Preferred Stock. (1)

4.         Instruments defining the rights of security holders, including indentures

                 4.1  Reference Exhibit 3.1.

                 4.2  Stockholder Rights Plan. (1)

5-9.       Not applicable

10.        Material Contracts

                10.1  Amended and Restated 1988 Stock Option Plan. (3)

                10.2  The Registrant's Employee Stock Ownership Plan ("ESOP") as amended and restated as of January 1, 1991, and as amended effective January
                      1, 1991, January 1, 1992, January 1, 1993, February 19, 1993, January
                      1, 1994, December 31, 1994, January 1, 1995, March 31, 1995, January
                      1, 1996 and March 21, 1996. (1)(3)

                10.3  Amended and Restated 1993 Stock Option Plan. (3)

                10.4  1996 Stock Option Plan. (1)(3)

                10.5  1996 Directors' Stock Option Plan. (1)(3)

                10.6  Employee Stock Purchase Plan. (1)(3)

                10.7  Agreement pursuant to Rule 601(b)(4)(iii)(A) to file Trust Indenture dated as of December 1, 1987 between the Registrant and Sun Bank, as
                      Trustee. (1)

                10.8  Agreement pursuant to Rule 601(b)(4)(iii)(A) to file Reimbursement
                      Agreement dated as of December 1, 1987 between the Registrant and
                      Sanwa Bank of California. (1)

                10.9  Agreement pursuant to Rule 601(b)(4)(iii)(A) to file Trust Indenture dated as of June 30, 1989 between the Registrant and Sun Bank, as
                      Trustee. (1)

                10.10 Agreement pursuant to Rule 601(b)(4)(iii)(A) to file Reimbursement
                      Agreement dated as of June 30, 1989 between the Registrant and Sanwa
                      Bank of California. (1)

                10.11 Amended and Restated 1990 Stock Option Plan. (3)

                10.12 Credit Agreement dated as of February 15, 1996 among International
                      Billing Services, Nationsbank of Texas and the Lender Parties named therein. (1)

                10.13 Credit Agreement dated as of February 15, 1996 among the Registrant,
                      Nationsbank of Texas and the Lender Parties named therein. (1)

                10.14 Form of Standard On/Line Operating and License Agreement. (1)

                10.15 Form of Standard Equipment Maintenance Agreement. (1)

                10.16 Form of Master Lease, Lease Request and Certificate of Acceptance.
                      (1)

                10.17 Form of Standard Agreement for the Sale and Installation of
                      Equipment. (1)

                10.18 Form of Standard Statement Production Services Agreement. (1)

                10.19 Strategic Business Agreement dated January 19, 1992 between the
                      Registrant and International Business Machines Corporation and
                      Addendum Number One to Strategic Business Agreement dated June 4,
                      1993 between the Registrant and International Business Machines
                      Corporation. (1)

                10.20 Business Alliance Program Agreement between Oracle Corporation and
                      CableData. (1)

                10.21 Development Agreement dated December 5, 1994 between the Registrant and Tandem Computers Incorporated. (1)

                10.22 Porting Agreement dated January 25, 1996 between CableData and
                      Hewlett-Packard Company. (1)

                10.23 Amended, Consolidated and Restated Credit Agreement dated as of
                      September 30, 1996 among the Registrant as borrower and NationsBank,
                      N.A. and Mellon Bank, N.A. as lender. (2)

                10.24 On/Line Operating and License Agreement dated June 7, 1996 between
                      CableData, Inc. and TCI Cable Management Corporation. (1)

                10.25 Master Lease Agreement No. DO4347 dated as of April 16, 1993 between the Registrant and First Equipment Company. (1)

                10.26 On/Line Operating and Licensing Agreement dated December 17, 1993 between the Registrant dba CableData and Continental Cablevision. (1)

                10.27 Statement Production Services Agreement dated August 20, 1993 between the Registrant dba International Billing Services and Ameritech
                      Corporation. (1)

                10.28 Software Development Agreement dated December 27, 1995 between
                      CableData and BellSouth Interactive Media Services. (1)

                10.29 CableData's Intelecable Operating and License Agreement dated
                      December 27, 1995 between CableData and BellSouth Interactive Media
                      Services, Inc. (1)

                10.30 Software License and Service Agreement and Network User License
                      Addendum dated May 18, 1994 between the Registrant and Oracle
                      Corporation. (1)

                10.31 Strategic Business Alliance Agreement dated February 28, 1997 between the Registrant and CBIS. (4)

                10.32 Tandem Alliance Agreement dated January 1, 1995 between Tandem and
                      CableData. (1)

                10.33 Contract for Computer Software (Postalsoft Software License
                      Agreement) dated February 13, 1996 between IBS and Postalsoft, Inc.
                      (1)

                10.34 Employment Agreement dated August 10, 1992 between the Registrant and
                      James C. Castle. (1)(3)

                10.35 Employment Agreement dated June 29, 1995 with Michael McGrail. (1)

                10.36 Form of Severance Agreement. (1)(3)

                10.37 Asset Acquisition Agreement dated March 31, 1995 by and between the
                      Registrant and CableData. (1)

                10.38 Asset Acquisition Agreement dated March 31, 1995 by and between the
                      Registrant and IBS. (1)

                10.39 Asset Acquisition Agreement dated March 15, 1995 by and between U.S.
                      Computer Systems Leasing and CableLease, Inc. (1)

                10.40 Asset Acquisition Agreement dated March 15, 1995 by and between U.S.
                      Computer Systems Leasing and RPA, Inc. (1)

                10.41 Building Lease for property located at 2969 Prospect Park Drive between the Registrant and F.I.A. Profile Fund I dated January 19,
                      1994. (1)

                10.42 Alternate Mailing System Agreement dated March 28, 1996 between the
                      United States Postal Service and IBS. (1)

                10.43 Alternate Mailing Systems Agreement dated April 18, 1996 between the
                      United Postal Service and International Billing Services, Inc. (1)

                10.44 Form of Directors' Indemnification Agreement. (1)(3)

                10.45 Amendment No. 11 to the ESOP. (1)(3)

11.        Statement recomputation of earnings per share.

12-20.     Not applicable.

21.        List of Subsidiaries. (1)

22.        Not applicable.

23.        Consent of Independent Accountants.

24.        Power of Attorney. Contained in page 44 of this Annual Report on Form 10-K and incorporated herein by reference.

25-26.     Not applicable.

27.        Financial data schedule.

28.        Not applicable.

99.        None.

------------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-3842, filed pursuant to Section 5 of the Securities Act of 1933, as amended.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(3) Represents a management contract or compensatory plan or arrangement.

(4) Portions of Exhibit 10.31 have been redacted pursuant to a confidential treatment request.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rancho Cordova, State of California, on the 21st day of March, 1997.

                                USCS INTERNATIONAL, INC.

                                By:           /s/ DOUGLAS L. SHURTLEFF
                                     ------------------------------------------
                                                Douglas L. Shurtleff,
                                        SENIOR VICE-PRESIDENT OF FINANCE AND
                                               CHIEF FINANCIAL OFFICER

                               POWER OF ATTORNEY

    Each of the officers and directors of USCS International, Inc. whose signature appears below hereby constitutes and appoints James C. Castle and Douglas L. Shurtleff, and each of them, their true and lawful attorneys-in-fact and agents, with full power of substitution, each with power to act alone, to sign and execute on behalf of the undersigned any amendment or amendments to this report and to file the same, with exhibits thereto, and other documents in connection therewith, and to perform any acts necessary in order to file such amendment or amendments, exhibits and documents with the Securities and Exchange Commission, and each of the undersigned does hereby ratify and confirm all that said attorneys-in-fact and agents, or their or his substitutes, shall do or cause to be done by virtue hereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                          Chief Executive Officer and
          /s/ JAMES C. CASTLE               Chairman of the Board of
  ------------------------------------      Directors (Principal          March 21, 1997
            James C. Castle                 Executive Officer)

       /s/ GEORGE L. ARGYROS, SR.
  ------------------------------------    Director                        March 21, 1997
         George L. Argyros, Sr.

      /s/ GEORGE M. CRANDELL, JR.
  ------------------------------------    Director                        March 21, 1997
        George M. Crandell, Jr.

         /s/ CHARLES D. MARTIN
  ------------------------------------    Director                        March 21, 1997
           Charles D. Martin

         /s/ MICHAEL F. MCGRAIL
  ------------------------------------    Director                        March 21, 1997
           Michael F. McGrail

         /s/ LARRY W. WANGBERG
  ------------------------------------    Director                        March 21, 1997
           Larry W. Wangberg

                                          Senior Vice-President of
        /s/ DOUGLAS L. SHURTLEFF            Finance and Chief Financial
  ------------------------------------      Officer (Principal Financial  March 21, 1997
          Douglas L. Shurtleff              Officer)

                                          Controller and Chief
           /s/ ZAIDA A. KLEIN               Accounting Officer
  ------------------------------------      (Principal Accounting         March 21, 1997
             Zaida A. Klein                 Officer)