Form 10-Q
period 1997-03-31
USCS INTERNATIONAL INC
filed 1997-05-13
CIK 1012459

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1997

                                      OR

/ /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                   OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ________ to ________

                        Commission file number: 0-28268

                            USCS INTERNATIONAL, INC.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      94-1727009
    -------------------------------                       ---------------
    (State or other jurisdiction of                        (IRS Employer
     incorporation or organization)                       Identification)


2969 PROSPECT PARK DRIVE,
RANCHO CORDOVA,  CALIFORNIA                                  95670-6148
----------------------------------------                  ---------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code (916) 636-4500
-----------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X              No
                               ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                      Outstanding at April 30, 1997
   -----------------------------              -----------------------------
   Common Stock, $.05 par value               23,137,012 shares

                           USCS INTERNATIONAL, INC.
                              REPORT ON FORM 10-Q
                     FOR THE QUARTER ENDED MARCH 31, 1997

                                                                      PAGE NO.

Part I.  Financial Information

   Item 1.  Financial Statements                                         3

     Consolidated Condensed Balance Sheets
     March 31, 1997 (Unaudited) and December 31, 1996                    4

     Consolidated Condensed Statements of Operations (Unaudited)
     Three months ended March 31, 1997 and 1996                          5

     Consolidated Condensed Statements of Cash Flows (Unaudited)
     Three months ended March 31, 1997 and 1996                          6

     Notes to Consolidated Condensed Financial Statements                7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition, Results of Operations, and Certain Factors
            That May Affect Future Results.                             8-14

Part II. Other Information

   Item 1.  Legal Proceedings                                            15

   Item 2.  Changes in Securities                                        15

   Item 3.  Defaults Upon Senior Securities                              15

   Item 4.  Submission of Matters to a Vote of Security Holders          15

   Item 5.  Other Information                                            15

   Item 6.  Exhibits and Reports on Form 8-K                             15

            Signature                                                    16

                            USCS INTERNATIONAL, INC.

PART I- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1996, have been prepared by USCS International, Inc. (the Company) without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-3842) declared effective by the SEC on June 20, 1996 and the Company's Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

                            USCS INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                 (In thousands except share and per share amounts)

                                                           March 31,   December 31,
                                                             1997          1996
                                                          -----------  ------------
                                                          (Unaudited)
                                    ASSETS
Current Assets:
  Cash                                                     $  11,026     $  8,452
  Accounts receivable                                         68,340       73,458
  Current portion of net investment in leases                  4,457        4,922
  Paper products and other inventory                           3,985        4,418
  Other                                                        9,688        8,972
                                                           ---------     --------
    Total current assets                                      97,496      100,222
Property and equipment, net                                   92,644       94,350
Net investment in leases, net of current portion               5,695        6,252
Other                                                          4,991        4,735
                                                           ---------     --------
Total assets                                               $ 200,826    $ 205,559
                                                           ---------     --------
                                                           ---------     --------

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses                    $  44,648    $  48,975
  Current portion of long-term debt                            4,790        4,772
  Deferred revenue                                             4,247        9,434
                                                           ---------     --------
    Total current liabilities                                 53,685       63,181
Long-term debt, net of current portion                         4,175        5,647
Customer deposits                                             13,377       12,752
Other liabilities                                              9,035        8,646
                                                           ---------     --------
    Total liabilities                                         80,272       90,226
                                                           ---------     --------
Stockholders' Equity:
  Preferred Stock, $.05 par value, 10,000,000 shares
    authorized; no shares issued and outstanding                  -            -
  Common Stock, $.05 par value,
    Authorized 40,000,000 shares; Issued and outstanding:
    23,123,053 shares at March 31, 1997 (unaudited)  and
    23,068,826 shares at December 31, 1996                     1,156        1,153
  Additional paid-in capital                                  54,134       53,902
  Retained earnings                                           65,490       60,437
  Foreign currency translation adjustment                       (226)        (159)
                                                           ---------     --------
    Total stockholders' equity                               120,554      115,333
                                                           ---------     --------
Total liabilities and stockholders' equity                 $ 200,826    $ 205,559
                                                           ---------     --------
                                                           ---------     --------

                            USCS INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                      (In thousands except per share amounts)

                                                         Three months ended
                                                              March 31,
                                                       -----------------------
                                                         1997          1996
                                                       ---------     ---------
Revenue:
  Software and services:
  Customer management                                  $ 37,779      $ 32,477
  Bill processing                                        28,398        22,944
                                                       --------      --------
    Total                                                66,177        55,421
  Equipment sales and services                            4,793         4,834
                                                       --------      --------
    Total revenue                                        70,970        60,255
                                                       --------      --------
Cost of revenue:
  Software and services:
  Customer management                                    18,528        18,230
  Bill processing                                        20,860        16,998
                                                       --------      --------
    Total                                                39,388        35,228
  Equipment sales and services                            2,798         2,933
                                                       --------      --------
    Total cost of revenue                                42,186        38,161
                                                       --------      --------
Gross profit                                             28,784        22,094
                                                       --------      --------
Operating expenses:
  Research and development                                6,871         5,642
  Selling, general and administrative                    13,265        11,009
                                                       --------      --------
    Total operating expenses                             20,136        16,651
                                                       --------      --------
Operating income                                          8,648         5,443
Interest expense                                            169         1,206
                                                       --------      --------

Income before income taxes                                8,479         4,237

Income tax provision                                      3,426         1,674
                                                       --------      --------
Net income                                             $  5,053      $  2,563
                                                       --------      --------
                                                       --------      --------
Earnings per share                                     $   0.21      $   0.12
                                                       --------      --------
                                                       --------      --------
Weighted average common
  shares and equivalents                                 24,224        20,659
                                                       --------      --------
                                                       --------      --------

                            USCS INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (Unaudited)
                                 (In thousands)

                                                          Three months ended
                                                               March 31,
                                                        -----------------------
                                                          1997          1996
                                                        ---------     ---------
Cash flows from operating activities:
Net cash provided by operating activities               $  7,527      $  4,804
                                                        --------      --------

Cash flows from investing activities:
  Capital expenditures, net                               (3,734)       (5,608)
  Other                                                        -          (250)
                                                        --------      --------

Net cash used in investing activities                     (3,734)       (5,858)
                                                        --------      --------

Cash flows from financing activities:
     Net borrowing under revolving credit agreement            -         8,000
     Payments on long-term debt                           (1,454)       (7,601)
     Proceeds from issuance of common stock                  235             -
     Repurchase of common stock                                -           (42)
                                                        --------      --------

Net cash (used) provided by financing activities          (1,219)          357
                                                        --------      --------

Net increase (decrease) in cash                            2,574          (697)

Cash at January 1                                          8,452         6,627
                                                        --------      --------

Cash at March 31                                        $ 11,026      $  5,930
                                                        --------      --------
                                                        --------      --------

                            USCS INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Stockholders' Equity

       In June 1996, the Company completed an initial public offering
       (IPO) of its common stock. Upon the close of the IPO, the Company effected certain stock splits and conversions of its Voting and Non-Voting Common Stock. All share and per share data have been restated to reflect the effect of the stock splits.

2.  Long-term Debt

       The Company has a five year unsecured revolving credit line with two banks in the amount of $50 million. Borrowings under the agreement bear interest at the Company's choice of LIBOR (plus a margin ranging from .55% to 1.25%), the bank's base rate or a quoted rate. Under the borrowing agreement, the Company is required to maintain certain financial ratios and meet a net worth test.
       The revolving credit line expires September, 2001.

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

       Under the recently issued FAS 128, the pro forma basic earnings per share, as defined by the statement, would be $0.22 and $0.14 for the quarters ended March 31, 1997 and 1996, based on weighted average shares outstanding of 23,096,000 and 18,329,000, respectively. The pro forma diluted earnings per share, as defined by the statement, do not materially differ from amounts presented.

Item 2. Management's Discussion and Analysis of Financial Condition, and Results of Operations, and Certain Factors that May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The statements that are not historical facts or statements of current status are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and as such are subject to risks and uncertainties including, but not limited to, the risks and uncertainties set forth under the caption " CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS." The Company's future results may differ significantly from the results and forward-looking statements discussed in this Report.

Founded in 1969, USCS is a leading global provider of customer care and billing solutions to the communications industry and other service industries. USCS operates in one segment with revenue derived primarily from providing software and bill processing services to cable television and multi-service providers and bill processing services to telecommunications companies. Software and bill processing services for cable television and multi-service providers are generally provided under bundled service arrangements. Most of the Company's revenue is derived based on the number of subscribers or end-users of the Company's clients, the number of billing statements mailed and/or the number of images, generally one-page-side, produced. Most of the Company's revenue is derived under long-term contracts with terms ranging from three to seven years. Clients are billed monthly, generally based on the number of end-users they serve. As a result, a significant portion of the Company's revenue is recurring and increases as the service provider's customer base grows. In addition, the Company sells computer hardware and provides associated maintenance. Leasing is provided as an alternative to equipment purchases for clients.

The Company provides software and services to North American and U.K. cable television and multi-service providers primarily through a direct sales force. Outside of North America and the U.K., the Company markets its software services primarily through strategic alliances with companies specializing in system integration or computer hardware manufacturing that are capable of providing local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the international, multi-service and telecommunications markets because it believes these represent opportunities to grow at rates greater than in the U.S. cable television marketplace alone.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item:

                                                                    Three months ended
                                                                         March 31,
                                                          ----------------------------------------
                                                                 1997                  1996
                                                          ------------------    ------------------
                                                                   (Dollars in thousands)
                                                                        (Unaudited)
Revenue:
  Software and services:
    Customer management                                   $ 37,779     53.2%    $ 32,477     53.9%
    Bill processing                                         28,398     40.0       22,944     38.1
                                                          --------    -----     --------    -----
      Total                                                 66,177     93.2       55,421     92.0
  Equipment sales and services                               4,793      6.8        4,834      8.0
                                                          --------    -----     --------    -----
      Total revenue                                         70,970    100.0       60,255    100.0
                                                          --------    -----     --------    -----
Cost of revenue:
  Software and services:
    Customer management                                     18,528     26.1       18,230     30.3
    Bill processing                                         20,860     29.4       16,998     28.1
                                                          --------    -----     --------    -----
      Total                                                 39,388     55.5       35,228     58.4
  Equipment sales and services                               2,798      3.9        2,933      4.9
                                                          --------    -----     --------    -----
      Total cost of revenue                                 42,186     59.4       38,161     63.3
                                                          --------    -----     --------    -----
Gross profit                                                28,784     40.6       22,094     36.7
                                                          --------    -----     --------    -----
Operating expenses:
  Research and development                                   6,871      9.7        5,642      9.4
  Selling, general and administrative                       13,265     18.7       11,009     18.3
                                                          --------    -----     --------    -----
    Total operating expenses                                20,136     28.4       16,651     27.7
                                                          --------    -----     --------    -----
Operating income                                             8,648     12.2        5,443      9.0
Interest expense                                               169       .3        1,206      1.9
                                                          --------    -----     --------    -----

Income before income taxes                                   8,479     11.9        4,237      7.1

Income tax provision                                         3,426      4.8        1,674      2.8

                                                          --------    -----     --------    -----
Net income                                                $  5,053      7.1%    $  2,563      4.3%
                                                          --------    -----     --------    -----
                                                          --------    -----     --------    -----

Revenue. Total revenue increased by 18%, to $71.0 million in the first quarter of 1997 from $60.3 million in the comparable quarter in 1996. Software and services, which was 93% of total revenue in the first quarter of 1997 versus 92% in the first quarter in 1996, increased in the first quarter of 1997 by 19% over the prior year quarter. Customer management software and services revenue, of which a significant majority comes from bundling software with bill processing services, increased by 16% to $37.8 million in the first quarter of 1997 from $32.5 million in the 1996 first quarter. Bill processing services revenue provided primarily to telecommunications companies as a stand alone service increased by 24%, to $28.4 million in the first quarter of 1997 from $22.9 million in the comparable quarter of the prior year. Equipment sales and services, as expected, remained flat in the first quarter of 1997 compared to the same quarter in 1996, at $4.8 million, and decreased from 8% of revenue in the first quarter of 1996 to 7% in the first quarter of 1997.

Growth in revenue in customer management software and services, for the first quarter 1997 compared to the first quarter of 1996, came primarily from sales of additional services and increases in the number of subscribers of existing and new clients in the U.S. and international markets. The bill processing services revenue increase for the first quarter of 1997 compared to the first quarter of 1996 was attributable to increased statement production from the addition of new customers as well as internal growth of existing customers and the sale of additional services.

Cost of Revenue and Gross Profit. The Company's gross profit margin increased to approximately 41% in the first quarter of 1997 from approximately 37% in the comparable quarter in 1996. Customer management software and services gross profit margin increased to 51% in the first quarter of 1997 from 44% in the comparable quarter in 1996. Bill processing services gross profit margin exceeded 26% in the first quarter of 1997, an increase of nearly 1% over the comparable 1996 quarter. Gross profit margins increased because of economies of scale associated with higher subscriber counts and statement processing volume, operational efficiencies and increased revenues from selling additional services. The gross profit margin on equipment-related revenue increased to approximately 42% in the first quarter of 1997 from 39% in the comparable quarter in 1996. This is primarily attributed to renewals of existing lease contracts.

Research and Development. Research and development spending in the first quarter, exclusive of amounts reimbursable by development partners, was $6.9 million, an increase of $1.2 million, or approximately 22% over the comparable quarter in the prior year. Research and development represented about 10% of total revenue in the first quarter of 1997. The added spending was aimed at expanding features and functionality primarily in customer management software and services.

Selling, General and Administrative. Selling, general and administrative expenses represented 19% of total revenue for the three months ended March 31, 1997 versus 18% for the comparable three months of the prior year. Selling, general and administrative expenses in the first quarter of 1997 increased by approximately 20% over the comparable quarter in the prior year. Sales and marketing increased 23% in the first quarter of 1997 compared to the first quarter of 1996. This increase is attributable to increased sales and marketing efforts in the domestic and international markets. General and administrative expenses increased 18% in the first quarter of 1997 compared to the first quarter of 1996 but remained constant as a percentage of revenue. This increase is attributed to greater support for a higher level of sales, as well as customer and investor relations activity and support required for company growth.

Net Income. Net income in the first quarter of 1997 increased by 97%, to $5.1 million from $2.6 million in the comparable 1996 quarter. This increase is primarily because of the factors cited above and a net reduction of interest expense of approximately $1 million in the quarter due to the retirement of debt primarily through IPO proceeds. Net income per share increased 75% in the first quarter of 1997 versus the comparable period in 1996. The increase in net income per share in the first quarter of 1997 resulted from the Company's higher earnings, partially offset by an increase of 17% in the number of shares used in the calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of financing the Company's growth have been cash provided by operations, borrowing from banks and financial institutions and the IPO proceeds. The Company utilized the net proceeds from the IPO to reduce debt under certain revolving credit agreements and, in combination with positive cash flow from operations, to prepay insurance company loans. The retirement of a majority of the Company's debt allowed the redirection of cash used for debt service to operations and growth.

The Company collects from its clients and remits to the U.S. Postal Service a substantial amount of postage. The majority of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of March 31, 1997, 32% of the Company's accounts receivable represented amounts due from clients for postage. Postage collections and remittances are not included in the Company's statements of operations.

At March 31, 1997 the Company had $11 million of cash, $68.3 million of accounts receivable (including postage receivable of $ 21.7 million), $4.5 million of current net investment in leases, and $43.8 million of working capital. At March 31, 1997 the Company had no borrowings under unsecured bank credit arrangements with a total borrowing availability of $50 million. Of the $9 million of total debt outstanding at March 31, 1997, $4.8 million is due over the following 12-month period. $6.9 million of the total debt outstanding pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable, with the remaining $2.1 million pertaining to bonds collateralized by real estate.

The Company continues to make significant investments in capital equipment, research and development as well as to expand into new domestic and international markets. The Company believes that net cash from operations and the Company's borrowing availability will be sufficient to support operations through the next twelve months.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

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

Dependence on the Cable Television Market

The Company is highly dependent on the cable television market. Approximately two-thirds of the Company's revenue was derived from sales to U.S. and international cable television service providers in the first quarter of 1997 and 1996. The number of providers of cable television service in the U.S. has been declining, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company. Also see "International Business Activities."

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

New Products, Rapid Technological Changes and Competition

The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems. Tele-Communications, Inc. ("TCI"), after giving effect to the purchase of the cable operations of Viacom in 1996, which was a client of the Company, represented approximately 19% and 20% of the Company's revenue in the first quarter of 1997 and 1996, respectively. In June 1996, the Company entered into a new three-and-one-half year contract to continue to provide customer management software and bill processing services to TCI. Under the contract, TCI may remove subscribers from the agreement during its term, subject to price increases based on the number of subscribers remaining under contract. TCI has announced that it is developing and testing an in-house system and that such in-house system will replace the Company's customer management software system. The Company cannot estimate when, or if, TCI would be successful in converting its subscriber base to the TCI system. Another client, which accounted for approximately 4% of total revenue in the first quarter of 1997 and 1996, has orally advised the Company that it may move to an alternative solution for its customer management software requirements.

In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill processing services, and equipment sales and leasing. Any of these events could have a material adverse effect on the financial condition and results of operations, including gross profit margins, of the Company.

Concentration of Client Base

Aggregate revenue from the Company's ten largest clients accounted for approximately two-thirds of total revenue in the first quarter of 1997 and 1996. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients represented approximately 42% and 46% of total revenue in the first quarter of 1997 and 1996, respectively.

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

International Business Activities

The Company markets its products in a variety of international markets. To date, the Company's customer management software has been installed in 20 countries. More than 5% of the Company's customer management software and services revenue came from international sources in the first quarter of 1997 compared to less than 5% for the same period in the prior year. The Company is expanding its international presence, primarily through third party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

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

          None

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          The election of directors and ratification of independent accountants have been submitted to a vote of security holders and are incorporated herein by reference to the Registrant's Definitive Proxy Statement and Notice of Annual Meeting of Stockholders dated
          April 17, 1997, for the annual meeting of stockholders to be held
          May 21, 1997.

Item 5.   Other information

          None

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibits

          Exhibit 11  Computation of Per Share Earnings

          Exhibit 27  Financial Data Schedule

    (b)   Reports on Form 8-K

          The Registrant filed the following report on Form 8K during the quarter ended March 31, 1997:

          Registrant's Press Release, dated as of March 6, 1997, announcing statement processing contract with CBIS, as exhibit 99.1 to Form 8K, and contract (redacted) filed as exhibit 10.31 to the Registrant's December 31, 1996 Form 10K.

                            USCS INTERNATIONAL, INC.
                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        USCS INTERNATIONAL, INC.
                                        (Registrant)

Dated: May 12, 1997                     By:  /s/ DOUGLAS L. SHURTLEFF
                                        ------------------------------
                                        Douglas L. Shurtleff
                                        Senior Vice President, Finance
                                        (Chief Financial Officer)