Form 10-Q
period 1997-06-30
USCS INTERNATIONAL INC
filed 1997-08-12
CIK 1012459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
/X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the quarterly period ended June 30, 1997

                                       OR

/  /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
         OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to ________

                         Commission file number: 0-28268

                            USCS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              DELAWARE                                      94-1727009
  -------------------------------------                ------------------
     (State or other jurisdiction of                       (IRS Employer
      incorporation or organization)                      Identification)

        2969 PROSPECT PARK DRIVE,
       RANCHO CORDOVA,  CALIFORNIA                           95670-6148
  ---------------------------------------              ------------------
  (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code                (916) 636-4500
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X              No
                                  ---             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at July 31, 1997
    -----------------------------            ---------------------------------
    Common Stock, $.05 par value                       23,264,825 shares

                            USCS INTERNATIONAL, INC.
                               REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED June 30, 1997


                                                                      PAGE NO.

Part I.  Financial Information

  Item 1.  Financial Statements                                           3

     Consolidated Condensed Balance Sheets
     June 30, 1997 (Unaudited) and December 31, 1996                      4

     Consolidated Condensed Statements of Operations (Unaudited)
     Three months and six months ended June 30, 1997 and 1996             5

     Consolidated Condensed Statements of Cash Flows (Unaudited)
     Six months ended June 30, 1997 and 1996                              6

     Notes to Consolidated Condensed Financial Statements                 7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition, Results of Operations, and Certain Factors
           that May Affect Future Results.                               8-15

Part II. Other Information

  Item 1.  Legal Proceedings                                             16

  Item 2.  Changes in Securities                                         16

  Item 3.  Defaults Upon Senior Securities                               16

  Item 4.  Submission of Matters to a Vote of Security Holders           16

  Item 5.  Other Information                                             16

  Item 6.  Exhibits and Reports on Form 8-K                              17

           Signature                                                     18

                               USCS INTERNATIONAL, INC.


PART I- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1996, have been prepared by USCS International, Inc. (the Company) without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration No. 333-3842) declared effective by the SEC on June 20, 1996 and the Company's Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the quarter and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

                            USCS INTERNATIONAL, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS

                (In thousands except share and per share amounts)


                                                         June 30,   December 31,
                                                           1997         1996
                                                      ------------  ------------
                                                      (Unaudited)

                                     ASSETS
Current Assets:
     Cash                                            $    8,641    $    8,452
     Accounts receivable                                 71,445        73,458
     Current portion of net investment in leases          4,863         4,922
     Paper products and other inventory                   4,083         4,418
     Other                                                5,957         8,972
                                                     ----------    ----------
        Total current assets                             94,989       100,222
Property and equipment, net                              94,880        94,350
Net investment in leases, net of current portion          4,476         6,252
Other                                                     8,352         4,735
                                                     ----------    ----------
Total assets                                         $  202,697    $  205,559
                                                     ----------    ----------
                                                     ----------    ----------

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses            $  41,057     $  48,975
     Current portion of long-term debt                    3,977         4,772
     Deferred revenue                                     1,657         9,434
                                                     ----------    ----------
       Total current liabilities                         46,691        63,181
Long-term debt, net of current portion                    3,048         5,647
Customer deposits                                        17,185        12,752
Other liabilities                                         8,185         8,646
                                                     ----------    ----------
        Total liabilities                                75,109        90,226
                                                     ----------    ----------
                                                     ----------    ----------

Stockholders' Equity:
     Preferred Stock, $.05 par value,
       10,000,000 shares authorized;
       no shares issued and outstanding                       -          -
     Common Stock, $.05 par value,
       Authorized 40,000,000 shares; Issued
       and outstanding:
       23,249,305 shares at June 30, 1997
       (unaudited) and 23,068,826 shares
       at December 31, 1996                               1,162         1,153
     Additional paid-in capital                          55,512        53,902
     Retained earnings                                   71,092        60,437
     Foreign currency translation adjustment               (178)         (159)
                                                     ----------    ----------
       Total stockholders' equity                       127,588       115,333
                                                     ----------    ----------
Total liabilities and stockholders' equity           $  202,697    $  205,559
                                                     ----------    ----------
                                                     ----------    ----------

                            USCS INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                     (In thousands except per share amounts)



                                                       Three months ended            Six months ended
                                                            June 30,                     June 30,
                                                    ------------------------      -----------------------

                                                      1997            1996           1997          1996
                                                    ---------      ---------      ---------     ---------
Revenue:
     Software and services:
       Customer management                         $  37,655      $  33,807      $  75,434     $  66,284
       Bill processing                                29,521         23,982         57,919        46,926
                                                   ---------      ---------      ---------     ---------
        Total                                         67,176         57,789        133,353       113,210
     Equipment sales and services                      5,522          5,783         10,315        10,617
                                                   ---------      ---------      ---------     ---------
        Total revenue                                 72,698         63,572        143,668       123,827
                                                   ---------      ---------      ---------     ---------
                                                   ---------      ---------      ---------     ---------

Cost of revenue:
     Software and services:
       Customer management                            17,383         18,521         35,911        36,751
       Bill processing                                21,064         17,837         41,924        34,835
                                                   ---------      ---------      ---------     ---------
        Total                                         38,447         36,358         77,835        71,586
     Equipment sales and services                      2,728          3,413          5,526         6,346
                                                   ---------      ---------      ---------     ---------
        Total cost of revenue                         41,175         39,771         83,361        77,932
                                                   ---------      ---------      ---------     ---------
Gross profit                                          31,523         23,801         60,307        45,895
                                                   ---------      ---------      ---------     ---------

Operating expenses:
     Research and development                          7,860          5,890         14,731        11,533
     Selling, general and administrative              14,197         12,070         27,462        23,078
                                                   ---------      ---------      ---------     ---------
        Total operating expenses                      22,057         17,960         42,193        34,611
                                                   ---------      ---------      ---------     ---------
Operating income                                       9,466          5,841         18,114        11,284
Interest expense                                         186          1,143            355         2,349
                                                   ---------      ---------      ---------     ---------

Income before income taxes                             9,280          4,698         17,759         8,935

Income tax provision                                   3,678          1,855          7,104         3,529
                                                   ---------      ---------      ---------     ---------
Net income                                          $  5,602       $  2,843      $  10,655      $  5,406
                                                   ---------      ---------      ---------     ---------
                                                   ---------      ---------      ---------     ---------

Earnings per share                                  $   0.23       $   0.13      $    0.43      $   0.26
                                                   ---------      ---------      ---------     ---------
                                                   ---------      ---------      ---------     ---------

Weighted average common
     shares and equivalents                           24,620         21,304         24,580        20,982
                                                   ---------      ---------      ---------     ---------
                                                   ---------      ---------      ---------     ---------


                            USCS INTERNATIONAL, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                   (Unaudited)
                                 (In thousands)


                                                            Six months ended
                                                                 June 30,
                                                        -----------------------
                                                            1997         1996
                                                        -----------   ----------

Cash flows from operating activities:
Net cash provided by operating activities               $  16,974      $  6,575
                                                        ---------      --------
Cash flows from investing activities:
     Capital expenditures, net                            (11,990)      (13,501)
     Purchase of subsidiary                                (2,046)           -
     Other                                                   (974)         (339)
                                                        ---------      --------

Net cash used in investing activities                     (15,010)      (13,840)
                                                        ---------      --------
Cash flows from financing activities:
     Net paydown under revolving credit agreement             -         (26,000)
     Payments on long-term debt                            (3,394)       (9,436)
     Proceeds from issuance of common stock                 1,619        42,838
     Repurchase of common stock                               -             (39)
                                                        ---------      --------

Net cash (used) provided by financing activities           (1,775)        7,363
                                                        ---------      --------

Net increase in cash                                          189            98

Cash at January 1                                           8,452         6,627
                                                        ---------      --------

Cash at June 30                                          $  8,641      $  6,725
                                                        ---------      --------
                                                        ---------      --------

                            USCS INTERNATIONAL, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Long-term Debt

        The Company has a five-year unsecured revolving credit line with two banks in the amount of $50 million. Borrowings under the agreement bear interest at the Company's choice of LIBOR (plus a margin ranging from .55% to 1.25%), the bank's base rate or a quoted rate. Under the borrowing agreement, the Company is required to maintain certain financial ratios and meet a net worth test. The revolving credit line expires September, 2001.

2.   Stockholders' Equity

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

4.   Earnings per Share

        Earnings per share are based on the weighted average number of shares outstanding and common stock equivalents during the respective periods, including the assumed net shares issuable upon exercise of stock options when dilutive. Common and common equivalent shares issued during the twelve-month period prior to the IPO are included in the calculations as if they were outstanding for all periods presented.

        Under the recently issued FAS 128, the pro forma basic earnings per share, as defined by the statement, would be $0.24 and $0.14 for the quarters ended June 30, 1997 and 1996, based on weighted average shares outstanding of 23,152,000 and 19,615,000, respectively. For the six-month period ended June 30, 1997 and 1996, pro forma basic earnings per share, as defined by the statement, would be $0.46 and $0.28, based on weighted average shares outstanding of 23,124,000 and 19,326,000, respectively. The pro forma diluted earnings per share, as defined by the statement, would be $0.23 and $0.14 for the quarters ended June 30, 1997 and 1996, based on weighted average shares outstanding of 24,298,000 and 20,272,000, respectively. For the six-month period ended June 30, 1997 and 1996, the pro forma diluted earnings per share, as defined by the statement, would be $0.44 and $0.27, based on shares outstanding of 24,216,000 and 19,950,000, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition, Results of Operations, and Certain Factors that May Affect Future Results

This Quarterly Report contains forward-looking statements that involve risks and uncertainties. The statements that are not historical facts or statements of current status are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995 and are subject to risks and uncertainties including, but not limited to, the risks and uncertainties set forth under the caption "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS." The Company's future results may differ significantly from the results and forward-looking statements discussed in this Report.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item:


                                                Three months ended                                  Six months ended
                                                     June 30,                                           June 30,
                                ------------------------------------------------      ---------------------------------------------
                                           1997                     1996                        1997                      1996
                                ----------------------    ----------------------      ---------------------    --------------------
                                            (Dollars in thousands)                                 (Dollars in thousands)
                                                  (Unaudited)                                             (Unaudited)
Revenue:
   Software and services:
     Customer management        $  37,655      51.8%      $  33,807       53.2%        $  75,434     52.5%     $  66,284     53.5%
     Bill processing               29,521      40.6          23,982       37.7            57,919     40.3         46,926     37.9
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
      Total                        67,176      92.4          57,789       90.9           133,353     92.8        113,210     91.4
   Equipment sales and services     5,522       7.6           5,783        9.1            10,315      7.2         10,617      8.6
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
      Total revenue                72,698     100.0          63,572      100.0           143,668    100.0        123,827    100.0
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------

Cost of revenue:
   Software and services:
     Customer management           17,383      23.9          18,521       29.1            35,911     25.0         36,751     29.7
     Bill processing               21,064      29.0          17,837       28.1            41,924     29.2         34,835     28.1
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
      Total                        38,447      52.9          36,358       57.2            77,835     54.2         71,586     57.8
   Equipment sales and services     2,728       3.7           3,413        5.4             5,526      3.8          6,346      5.1
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
      Total cost of revenue        41,175      56.6          39,771       62.6            83,361     58.0         77,932     62.9
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
Gross profit                       31,523      43.4          23,801       37.4            60,307     42.0         45,895     37.1
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------

Operating expenses:
   Research and development         7,860      10.8           5,890        9.2            14,731     10.3         11,533      9.3
   Selling, general and
    administrative                 14,197      19.5          12,070       19.0            27,462     19.1         23,078     18.7
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
      Total operating expenses     22,057      30.3          17,960       28.2            42,193     29.4         34,611     28.0
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
Operating income                    9,466      13.1           5,841        9.2            18,114     12.6         11,284      9.1
Interest expense                      186        .3           1,143        1.8               355       .2          2,349      1.9
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------

Income before income taxes          9,280      12.8           4,698        7.4            17,759     12.4          8,935      7.2

Income tax provision                3,678       5.1           1,855        2.9             7,104      5.0          3,529      2.8

                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
Net income                       $  5,602       7.7%       $  2,843        4.5%        $  10,655      7.4%      $  5,406      4.4%
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------
                                ----------   -------      ----------   ---------      -----------  --------   -----------  --------

Revenue. Total revenue increased by 14%, to $72.7 million in the second quarter of 1997 from $63.6 million in the comparable quarter in 1996. Software and services, which was 92% of total revenue in the second quarter of 1997 versus 91% in the second quarter of 1996, increased in the second quarter of 1997 by 16% over the prior year quarter. Customer management software and services revenue, of which a significant majority comes from bundling software with bill processing services, increased by 12% to $37.7 million in the second quarter of 1997 from $33.8 million in the 1996 second quarter. Bill processing services revenue provided primarily to telecommunications companies as a stand-alone service increased by 23%, to $29.5 million in the second quarter of 1997 from $24.0 million in the comparable quarter of the prior year. Equipment sales and services, as expected, slightly declined at $5.5 million in the second quarter of 1997 compared to $5.8 million in the same quarter of 1996. As a percentage of revenue, equipment sales and services declined to 8% in the second quarter of 1997 from 9% in the same quarter of 1996.

Total revenue increased by 16%, to $143.7 million for the six months ended June 30, 1997 from $123.8 million in the comparable period in 1996. Software and services, which was 93% of total revenue for the six months ended June 30, 1997 versus 91% for the same period in 1996, increased by 18% in the first six months of 1997 over the first six months of 1996. Customer management software and services revenue increased by 14%, to $75.4 million in the six months ended June 30, 1997 from $66.3 million for the same period in 1996. Bill processing services revenue increased by 23%, to $57.9 million in the first six months of 1997 from $46.9 million in the comparable period of the prior year. Equipment sales and services slightly declined to $10.3 million in the first six months of 1997 compared to $10.6 million for the same period in 1996 and decreased to 7% of revenue in 1997 from 9% in the comparable 1996 period.

Growth in revenue in customer management software and services, for the second quarter and six months ended June 30, 1997 compared to the same periods in 1996, came primarily from sales of additional services, increases in the number of subscribers from the growth of existing clients and addition of new clients primarily in international markets and contractually based price adjustments. The bill processing services revenue increase for the second quarter and six month period ending June 30, 1997, compared to the same periods in 1996, was attributable to increased statement production from the addition of new customers, the internal growth of existing customers and from the sale of additional services.

Cost of Revenue and Gross Profit. The Company's gross profit margin increased to approximately 43% in the second quarter of 1997 from approximately 37% in the comparable quarter in 1996. For the six-month period ending June 30, 1997, the gross profit margin was 42% compared to 37% for the same period in 1996. Customer management software and services gross profit margin increased to approximately 54% in the second quarter of 1997 from 45% in the comparable quarter in 1996. For the six-month period ending June 30, 1997, the gross profit was approximately 52% compared to 45% for the same period in 1996. Bill processing services gross profit margin approximated 29% in the second quarter of 1997, compared to 26% for the same period in 1996. For the six-month period ended June 30, 1997, the gross profit margin approximated 28% compared to 26% in the same period in 1996. Gross profit margins increased because of economies of scale associated with overall higher subscriber counts, increased statement processing volumes, operational efficiencies and increased revenue from selling additional services. The gross profit margin on equipment-related revenue increased to approximately 51% in the second quarter of 1997 from 41% in the comparable quarter in 1996. For the six-month period ending June 30, 1997, the gross profit margin was 46% compared to 40% in the same period in 1996. The increase in margins is primarily attributed to less discounting and concessions on equipment sales.

Research and Development. Research and development expense in the second quarter of 1997 was $7.9 million, an increase of $2.0 million, or 33%, over the comparable quarter in the prior year. For the six-month period ended June 30, 1997, research and development expense was $14.7 million in 1997 compared to $11.5 million in 1996, an increase of 28%. Research and development was 11% of total revenue in the second quarter of 1997 compared to 9% in the second quarter of 1996, and 10% of total revenue in the first six months of 1997 compared to 9% in the first six months of 1996. The added expense was incurred for expanding features and functionality, primarily in customer management software and services.

Selling, General and Administrative. Selling, general and administrative expenses approximated 20% and 19% of total revenue for the quarter ended June 30, 1997 and 1996, respectively, and approximated 19% for the six-month period ended June 30, 1997 and 1996. Selling, general and administrative expenses in the second quarter of 1997 increased by approximately 18% over the comparable quarter in the prior year, and for the six-month period ending June 30, 1997 increased by 19% over the same period in 1996. Sales and marketing increased by 23% in the second quarter of 1997 compared to the first quarter of 1996, and by 23% in the first six months of 1997 compared to 1996. This increase is attributable to increased sales and marketing efforts in the domestic and international markets. General and administrative expenses increased 14% in the second quarter of 1997 compared to the first quarter of 1996, and increased by 16% in the first six months of 1997 compared to the same period in 1996, but remained constant as a percentage of revenue. This increase is attributed to greater support for the increased sales and marketing activity, as well as customer and investor relations activity and support required for company growth.

Net Income. Net income in the second quarter of 1997 increased by 97%, to $5.6 million from $2.8 million in the comparable 1996 quarter, and in the six-month period ended June 30, 1997, net income increased by 97% to $10.7 million from $5.4 million in the comparable 1996 period. This increase is primarily because of the factors cited above and a net reduction of interest expense of approximately $1.0 million in the second quarter and $2.0 million in the first six months of 1997 due to the retirement of debt primarily through IPO proceeds. Net income per share increased 77% and 65% in the second quarter and first six months of 1997, respectively, versus the comparable periods in 1996. The increase in net income per share in the second quarter and first six months of 1997 resulted from the Company's higher earnings, partially offset by an increase of 16% and 17%, respectively, in the number of shares used in the calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of financing the Company's growth have been cash provided by operations, borrowing from banks and financial institutions and the IPO proceeds. The Company utilized the net proceeds from the IPO to reduce debt under certain revolving credit agreements and, in combination with positive cash flow from operations, to prepay insurance company loans in 1996. The retirement of a majority of the Company's debt allowed the redirection of cash used for debt service to operations and growth.

The Company collects from its clients and remits to the U.S. Postal Service a substantial amount of postage. The majority of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of June 30, 1997, 31% of the Company's accounts receivable represented amounts due from clients for postage. Postage collections and remittances are not included in the Company's statements of operations.

At June 30, 1997, the Company had $8.6 million of cash, $71.4 million of accounts receivable (including postage receivable of $ 21.9 million), $4.9 million of current net investment in leases, and $48.3 million of working capital. At June 30, 1997, the Company had no borrowings under unsecured bank credit arrangements with a total borrowing availability of $50 million. Of the $7 million of total debt outstanding at June 30, 1997, $4 million is due over the following 12-month period. Of the total debt outstanding, $6.1 million pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable, and $.9 million is for bonds collateralized by real estate.

The Company continues to make significant investments in capital equipment and research and development, as well as to expand into new domestic and international markets. The Company believes that net cash from operations and the Company's borrowing availability will be sufficient to support operations through the next twelve months.

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

Dependence on the Cable Television Market

The Company is highly dependent on the cable television market. Approximately 60% of the Company's revenue was derived from sales to U.S. and international cable television service providers in the second quarter and first six months of 1997 and 1996. The number of providers of cable television service in the U.S. has been declining, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.
Also see "International Business Activities."

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

New Products, Rapid Technological Changes and Competition

The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems. Tele-Communications, Inc. ('TCI"), after giving effect to the purchase of the cable operations of Viacom in 1996, which was a client of the Company, represented approximately 18% and 19% of the Company's revenue in the second quarter and six-month period ended June 30, 1997 and 1996, respectively. In June 1996, the Company entered into a new three-and-one-half year contract to continue to provide customer management software and bill processing services to TCI. Under the contract, TCI may remove subscribers from the agreement during its term, subject to price increases based on the number of subscribers remaining under contract. TCI previously announced that it is developing and testing an in-house system and that such in-house system will replace the Company's customer management software system. TCI informed the Company on August 11, 1997, that it had agreed to sell its in-house system and to enter into a long term exclusive customer management software and services contract with one of the Company's competitors. Management estimates that the migration of TCI subscribers will take place over an extended period; however, the Company cannot predict the migration schedule TCI will adopt nor the resultant impact on the Company's revenue and results of operations. Another client, which accounted for approximately 4% of total revenue in the second quarter and first six months of 1997 and 1996, has orally advised the Company that it may move to an alternative solution for its customer management software requirements.

In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill processing services, and equipment sales and leasing. Any of these events could have a material adverse effect on the financial condition and results of operations, including gross profit margins, of the Company.

Concentration of Client Base

Aggregate revenue from the Company's ten largest clients accounted for approximately two-thirds of total revenue in the second quarter and six-month period ending June 30, 1997 and 1996. Loss of all or a significant part of the business of any of these clients, or a decrease in their respective customer bases, would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients represented approximately 41% and 43% of total revenue in the second quarter of 1997 and 1996, respectively, and approximately 41% and 44% in the six-month period ending June 30, 1997 and 1996, respectively.

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

Client Failure to Renew or Utilize Contracts

A substantial portion of the Company's revenue is derived from the sale of services or products under long-term contracts with its clients. The Company typically does not have the unilateral option to extend the terms of such contracts upon their expiration. In addition, certain of the Company's contracts do not require clients to make any minimum purchase. Others require minimum purchases that are substantially below the current level of business under such contracts and all such contracts are cancelable by clients under certain conditions. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company's financial condition and results of operations.

International Business Activities

The Company markets its products in a variety of international markets. To date, the Company's customer management software has been installed in 20 countries. More than 5% of the Company's customer management software and services revenue came from international sources in the second quarter and first six months of 1997 compared to less than 5% for the same periods in the prior year. The Company is expanding its international presence, primarily through third party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

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

          None.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other information.

          On April 14, 1997, the Company's CableData subsidiary acquired Lynn-Arthur Associates, Inc. (LAA). LAA specializes in software and professional services used in the implementation of telecommunications companies' billing systems. LAA is a leader in the provision of real-time call rating. Its software and expertise also includes data collection, debit calling services and operator services support. LAA provides software and services to telecommunications providers in North and South America. LAA is headquartered in Ann Arbor, Michigan.

          In order to give the participants in the Company's Employee Stock Ownership Plan (ESOP) access to Company stock in their ESOP account in an orderly phased manner for purposes of self-direction, in July, 1997, the Board of Directors terminated the Company's ESOP effective January 1, 1997, with distribution of the ESOP assets to take place in phased quarterly increments. The initial distribution of ESOP assets to ESOP participants will begin in August, 1997, with a distribution of the greater of 400 shares or 10% of the shares in each ESOP participant's account, plus all cash in the account. The number of shares involved in the initial distribution is 508,040. Subsequent quarterly distribution increments will be not less than 5% (approximately 178,000 shares) of the total August 31, 1996 ESOP balance. Effective November 12, 1996, the Company registered the shares in the ESOP pursuant to a Form S-8.

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               Exhibit 11     Computation of Per Share Earnings

               Exhibit 27     Financial Data Schedule

               Exhibit 99 Statement Production Services Agreement (redacted) dated June 25, 1997 between Federal Express Corporation and International Billing Services, Inc., a subsidiary of the Registrant

               Exhibit 99.1 Registrant's press release dated August 11, 1997 re: USCS International Comments on TCI Announcement.

          (b)  Reports on Form 8-K.

               The Registrant filed the following report on Form 8K:

               Registrant's Press Release, dated as of July 14, 1997, announcing a statement production services agreement with Federal Express Corporation as exhibit 99.1 and 99.2 to Form 8K, and contract (redacted) filed as exhibit 99 to the Registrant's June 30, 1997 Form 10Q.

USCS INTERNATIONAL, INC.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  USCS INTERNATIONAL, INC.
                                  (Registrant)

Dated: August 11, 1997                       By:  /s/ DOUGLAS L. SHURTLEFF
                                                  ------------------------
                                                  Douglas L. Shurtleff
                                                  Senior Vice President, Finance
                                                  (Chief Financial Officer)