Form 10-Q/A
period 1997-06-30
USCS INTERNATIONAL INC
filed 1997-08-21
CIK 1012459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1
(Mark one)
/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended June 30, 1997

                                       OR

/  /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________ to ________



                         Commission file number: 0-28268


                            USCS INTERNATIONAL, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                                94-1727009
--------------------------------                                 ---------------
(State or other jurisdiction of                                  (IRS Employer
 incorporation or organization)                                  Identification)

2969 PROSPECT PARK DRIVE,
RANCHO CORDOVA,  CALIFORNIA                                      95670-6148
----------------------------------------                         -----------
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

                          Yes      X              No
                                   ---                 ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    Class                                    Outstanding at July 31, 1997
    -----------------------------            ---------------------------------
    Common Stock, $.05 par value             23,264,825 shares

Item 4.   Submission of  Matters to a Vote of Security Holders.

          (a) The 1997 annual meeting (the "Annual Meeting") of stockholders of USCS International, Inc. was held on May 21, 1997, and 21,103,340 common shares (91%) were present in person or by proxy.



     (b)  The following persons were elected as Class I directors at the Annual
          Meeting:

                         Class I (term expiring in 2000)
                         ------------------------------

                              James C. Castle
                              Charles D. Martin


          The following directors terms of office continued after the Annual Meeting.

                        Class II (term expiring in 1998)
                        --------------------------------

                              Larry W. Wangberg
                              George M. Crandell, Jr.

                       Class III (term expiring in 1999)
                       ---------------------------------

                              George L. Argyros, Sr.
                              Michael F. McGrail


     (c) (i) Votes were cast or withheld in the election of Class I directors at the Annual Meeting as follows:




Class I Director              For                 Withheld
----------------              ---                 --------

James C. Castle               20,807,850          295,490

Charles D. Martin             20,807,850          295,490



     (ii) Votes were cast at the Annual Meeting with respect to ratification of Price Waterhouse LLP as the Company's independent accountants for 1997:


            For:            21,024,149

            Against:             5,845

            Abstain:            73,346

                 This matter received sufficient votes to pass.

     (iii)  During the meeting there were no broker non-votes.

USCS INTERNATIONAL, INC.   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  USCS INTERNATIONAL, INC.
                                  (Registrant)

Dated: August 20, 1997                        By:  /s/ DOUGLAS L. SHURTLEFF
                                             ------------------------
                                             Douglas L. Shurtleff
                                             Senior Vice President, Finance
                                             (Chief Financial Officer)