Form 10-Q
period 1997-09-30
USCS INTERNATIONAL INC
filed 1997-11-10
CIK 1012459

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

(Mark one)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 1997

                                      OR

/  /           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                    OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

                        Commission file number: 0-28268

                           USCS INTERNATIONAL, INC.
          ----------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                            94-1727009
----------------------------------                             ---------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                                Identification)

2969 PROSPECT PARK DRIVE,
RANCHO CORDOVA,  CALIFORNIA                                    95670-6148
------------------------------------------                     ----------
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

                          Yes      X              No
                                   ---            ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                    Outstanding at October 31, 1997
    -----------------------------            -------------------------------
    Common Stock, $.05 par value             23,165,793 shares

                          USCS INTERNATIONAL, INC.
                            REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1997



                                                                     PAGE NO.
                                                                     --------
Part I.  Financial Information

   Item 1.  Financial Statements                                          3

     Consolidated Condensed Balance Sheets
     September 30, 1997 (Unaudited) and December 31, 1996                 4

     Consolidated Condensed Statements of Operations (Unaudited)
     Three months and Nine months ended September 30, 1997 and 1996       5

     Consolidated Condensed Statements of Cash Flows (Unaudited)
     Nine months ended September 30, 1997 and 1996                        6

     Notes to Consolidated Condensed Financial Statements                 7

   Item 2.  Management's Discussion and Analysis of Financial
            Condition, Results of Operations, and Certain Factors
            That May Affect Future Results.                             8-15

Part II. Other Information

   Item 1.  Legal Proceedings                                             16

   Item 2.  Changes in Securities                                         16

   Item 3.  Defaults Upon Senior Securities                               16

   Item 4.  Submission of Matters to a Vote of Security Holders           16

   Item 5.  Other Information                                             16

   Item 6.  Exhibits and Reports on Form 8-K                              16

                 Signature                                                17


                               USCS INTERNATIONAL, INC.


PART I- FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1996, have been prepared by USCS International, Inc. (the Company) without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (Registration
No. 333-3842) declared effective by the SEC on June 20, 1996 and the Company's Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the quarter and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1997.

                             USCS INTERNATIONAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                   (In thousands except share and per share amounts)


                                             September 30,        December 31,
                                                 1997                 1996
                                             -------------        ------------
                                              (Unaudited)
                     ASSETS
Current Assets:
 Cash                                        $       8,815        $      8,452
 Accounts receivable                                80,311              73,458
 Current portion of net investment in leases         4,585               4,922
 Paper products and other inventory                  4,033               4,418
 Other                                               6,570               8,972
                                             -------------        ------------
    Total current assets                           104,314             100,222
Property and equipment, net                         96,706              94,350
Net investment in leases, net of
  current portion                                    3,281               6,252
Other                                                9,683               4,735
                                             -------------        ------------
    Total assets                             $     213,984        $    205,559
                                             -------------        ------------
                                             -------------        ------------
    LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
 Accounts payable and accrued expenses       $      48,525        $     48,975
 Current portion of long-term debt                   3,992               4,772
 Deferred revenue                                    1,660               9,434
                                             -------------        ------------
    Total current liabilities                       54,177              63,181
Long-term debt, net of current portion               2,079               5,647
Customer deposits                                   18,176              12,752
Other liabilities                                    8,627               8,646
                                             -------------        ------------
    Total liabilities                               83,059              90,226
                                             -------------        ------------

Stockholders' Equity:
 Preferred Stock, $.05 par value,
   10,000,000 shares authorized;
   no shares issued and outstanding                      -                   -
 Common Stock, $.05 par value,
    Authorized 40,000,000 shares; Issued
      and outstanding: 23,257,969 shares
      at September 30, 1997 (unaudited) and
      23,068,826 shares at December 31, 1996         1,172               1,153
 Additional paid-in capital                         56,221              53,902
 Retained earnings                                  76,883              60,437
 Treasury stock                                     (3,157)                  -
 Foreign currency translation adjustment              (194)               (159)
                                             -------------        ------------
    Total stockholders' equity                     130,925             115,333
                                             -------------        ------------
Total liabilities and stockholders' equity   $     213,984        $    205,559
                                             -------------        ------------
                                             -------------        ------------


                             USCS INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                    (Unaudited)
                       (In thousands except per share amounts)



                                     Three months ended               Nine months ended
                                        September 30,                   September 30,
                                  -------------------------     ---------------------------
                                     1997           1996            1997            1996
                                  ----------     ----------     -----------     -----------
Revenue:
 Software and services:
   Customer management            $   39,646     $   37,084     $   115,080     $   103,368
   Bill processing                    28,998         26,056          86,917          72,982
                                  ----------     ----------     -----------     -----------
     Total                            68,644         63,140         201,997         176,350
 Equipment sales and services          4,479          6,217          14,794          16,834
                                  ----------     ----------     -----------     -----------
     Total revenue                    73,123         69,357         216,791         193,184
                                  ----------     ----------     -----------     -----------
Cost of revenue:
 Software and services:
   Customer management                17,759         18,601          53,670          55,352
   Bill processing                    20,923         19,294          62,847          54,129
                                  ----------     ----------     -----------     -----------
     Total                            38,682         37,895         116,517         109,481
 Equipment sales and services          2,536          3,749           8,062          10,095
                                  ----------     ----------     -----------     -----------
     Total cost of revenue            41,218         41,644         124,579         119,576
                                  ----------     ----------     -----------     -----------
Gross profit                          31,905         27,713          92,212          73,608
                                  ----------     ----------     -----------     -----------
Operating expenses:
 Research and development              7,323          6,768          22,054          18,301
 Selling, general and
   administrative                     14,799         13,033          42,261          36,111
                                  ----------     ----------     -----------     -----------
     Total operating expenses         22,122         19,801          64,315          54,412
                                  ----------     ----------     -----------     -----------
Operating income                       9,783          7,912          27,897          19,196
Interest expense                         109            757             464           3,106
                                  ----------     ----------     -----------     -----------
Income before income taxes             9,674          7,155          27,433          16,090

Income tax provision                   3,883          2,827          10,987           6,356
                                  ----------     ----------     -----------     -----------
Net income                        $    5,791     $    4,328     $    16,446     $     9,734
                                  ----------     ----------     -----------     -----------
                                  ----------     ----------     -----------     -----------
Earnings per share                $     0.24     $     0.18     $      0.68         $  0.44
                                  ----------     ----------     -----------     -----------
                                  ----------     ----------     -----------     -----------
Weighted average common
 shares and equivalents               24,399         24,154          24,312          22,039
                                  ----------     ----------     -----------     -----------
                                  ----------     ----------     -----------     -----------


                               USCS INTERNATIONAL, INC.
                    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                    (Unaudited)
                                   (In thousands)



                                                       Nine months ended
                                                         September 30,
                                                 ------------------------------
                                                     1997               1996
                                                 -----------        -----------
Cash flows from operating activities:
Net cash provided by operating activities        $    31,564        $    15,762
                                                 -----------        -----------
Cash flows from investing activities:
   Capital expenditures, net                         (23,988)           (20,042)
   Purchase of subsidiary                             (2,046)                 -
                                                 -----------        -----------
Net cash used in investing activities                (26,034)           (20,042)
                                                 -----------        -----------
Cash flows from financing activities:
   Net paydown under revolving credit
     agreement                                             -            (28,500)
   Payments on long-term debt                         (4,348)           (24,337)
   Proceeds from issuance of common stock              2,338             54,286
   Repurchase of common stock                         (3,157)               (38)
                                                 -----------        -----------

Net cash (used) provided by financing
  activities                                          (5,167)             1,411
                                                 -----------        -----------

Net increase (decrease) in cash                          363             (2,869)

Cash at January 1                                      8,452              6,627
                                                 -----------        -----------

Cash at September 30                             $     8,815        $     3,758
                                                 -----------        -----------
                                                 -----------        -----------


                             USCS INTERNATIONAL, INC.
                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Long-term Debt

       The Company has a five-year unsecured revolving credit line, expiring September 2001, with two banks in the amount of $50 million. Borrowings under the agreement bear interest at the Company's choice of LIBOR (plus a margin ranging from .55% to 1.25%), the bank's base rate or a quoted rate. Under the borrowing agreement, the Company is required to maintain certain financial ratios and meet a net worth test.

2.   Stockholders' Equity

       In June 1996, the Company completed an initial public offering
       (IPO) of its common stock. Upon the close of the IPO, the Company effected certain stock splits and conversions of its Voting and Non-Voting Common Stock. All share and per share data have been restated to reflect the effect of the stock splits.

3.  Treasury Stock

       In August 1997, the Board of Directors authorized the repurchase of the Company's common stock to be held as treasury stock with the reservation of such treasury stock for, among other purposes, issuance under various employee stock purchase and incentive stock option plans. As of September 30, 1997, the Company had repurchased 169,613 shares at an aggregate purchase price of $3,157,000.

4.  Income Tax

       Income tax provisions for interim periods are based on estimated effective annual income tax rates. The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between tax bases and financial reporting bases of assets and liabilities.

5.   Earnings per Share

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

       Under the recently issued FAS 128, the pro forma basic and diluted earnings per share, as defined by the statement, would be as follows:

                                                       Three months ended          Nine months ended
                                                          September 30,              September 30,
                                                      ----------------------    ----------------------
       Share amounts in (000's)                          1997        1996         1997         1996
       ------------------------                       ---------    ---------    ---------    ---------
       Basic earnings per share                       $    0.25    $    0.19    $    0.71    $    0.47
                                                      ---------    ---------    ---------    ---------
                                                      ---------    ---------    ---------    ---------
       Weighted average shares outstanding               23,291       22,957       23,180       20,537
                                                      ---------    ---------    ---------    ---------
                                                      ---------    ---------    ---------    ---------
       Diluted earnings per share                     $    0.24    $    0.18    $    0.68    $    0.45
                                                      ---------    ---------    ---------    ---------
                                                      ---------    ---------    ---------    ---------
       Weighted average shares outstanding               24,398       23,966       24,279       21,578
                                                      ---------    ---------    ---------    ---------
                                                      ---------    ---------    ---------    ---------

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

The Company provides software and services to North American and U.K. cable television and multi-service providers primarily through a direct sales force. Outside of North America and the U.K., the Company markets its software and services primarily through strategic alliances with companies specializing in system integration or computer hardware manufacturing that are capable of providing local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the international, multi-service and telecommunications markets because it believes these represent opportunities to grow at rates greater than in the U.S. cable television marketplace alone.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item:


                                                    Three months ended                            Nine months ended
                                                        September 30,                               September 30,
                                         ------------------------------------------    ------------------------------------------
                                                 1997                   1996                   1997                    1996
                                         -------------------    -------------------    -------------------    -------------------
                                                   (Dollars in thousands)                         (Dollars in thousands)
                                                         (Unaudited)                                    (Unaudited)
Revenue:
 Software and services:
   Customer management                   $39,646       54.2%    $37,084       53.5%    $115,080      53.1%    $103,368      53.5%
   Bill processing                        28,998       39.7      26,056       37.5       86,917      40.1       72,982      37.8
                                         -------      -----     -------      -----     --------     -----     --------     -----
     Total                                68,644       93.9      63,140       91.0      201,997      93.2      176,350      91.3

 Equipment sales and services              4,479        6.1       6,217        9.0       14,794       6.8       16,834       8.7
                                         -------      -----     -------      -----     --------     -----     --------     -----
     Total revenue                        73,123      100.0      69,357      100.0      216,791     100.0      193,184     100.0
                                         -------      -----     -------      -----     --------     -----     --------     -----
Cost of revenue:
 Software and services:
   Customer management                    17,759       24.3      18,601       26.8       53,670      24.8       55,352      28.7
   Bill processing                        20,923       28.6      19,294       27.8       62,847      29.0       54,129      28.0
                                         -------      -----     -------      -----     --------     -----     --------     -----
     Total                                38,682       52.9      37,895       54.6      116,517      53.8      109,481      56.7
 Equipment sales and services              2,536        3.5       3,749        5.4        8,062       3.7       10,095       5.2
                                         -------      -----     -------      -----     --------     -----     --------     -----
     Total cost of revenue                41,218       56.4      41,644       60.0      124,579      57.5      119,576      61.9
                                         -------      -----     -------      -----     --------     -----     --------     -----
Gross profit                              31,905       43.6      27,713       40.0       92,212      42.5       73,608      38.1
                                         -------      -----     -------      -----     --------     -----     --------     -----
Operating expenses:
 Research and development                  7,323       10.0       6,768        9.8       22,054      10.2       18,301       9.5
 Selling, general and administrative      14,799       20.3      13,033       18.8       42,261      19.4       36,111      18.7
                                         -------      -----     -------      -----     --------     -----     --------     -----
     Total operating expenses             22,122       30.3      19,801       28.6       64,315      29.6       54,412      28.2
                                         -------      -----     -------      -----     --------     -----     --------     -----
Operating income                           9,783       13.3       7,912       11.4       27,897      12.9       19,196       9.9
Interest expense                             109         .1         757        1.1          464        .2        3,106       1.6
                                         -------      -----     -------      -----     --------     -----     --------     -----
Income before income taxes                 9,674       13.2       7,155       10.3       27,433      12.7       16,090       8.3

Income tax provision                       3,883        5.3       2,827        4.1       10,987       5.1        6,356       3.3
                                         -------      -----     -------      -----     --------     -----     --------     -----
Net income                               $ 5,791        7.9%    $ 4,328        6.2%    $ 16,446       7.6%    $  9,734       5.0%
                                         -------      -----     -------      -----     --------     -----     --------     -----
                                         -------      -----     -------      -----     --------     -----     --------     -----


Revenue. Total revenue increased by 5%, to $73.1 million in the third quarter of 1997 from $69.4 million in the comparable quarter in 1996. Software and services, which was 94% of total revenue in the third quarter of 1997 versus 91% in the third quarter of 1996, increased in the third quarter of 1997 by 9% over the prior year quarter. Customer management software and services revenue, of which a significant majority comes from bundling software with bill processing services, increased by 7% to $39.6 million in the third quarter of 1997 from $37.1 million in the 1996 third quarter. Bill processing services revenue provided primarily to telecommunications companies as a stand-alone service increased by 11%, to $29 million in the third quarter of 1997 from $26.1 million in the comparable quarter of the prior year.
Equipment sales and services, as expected, declined to $4.5 million in the third quarter of 1997 compared to $6.2 million in the same quarter of 1996.
As a percentage of revenue, equipment sales and services declined to 6% in the third quarter of 1997 from 9% in the same quarter of 1996.

Total revenue increased by 12%, to $216.8 million for the nine months ended September 30, 1997 from $193.2 million in the comparable period in 1996. Software and services, which was 93% of total revenue for the nine months ended September 30, 1997 versus 91% for the same period in 1996, increased by 15% in the first nine months of 1997 over the first nine months of 1996. Customer management software and services revenue increased by 11%, to $115.1 million in the nine months ended September 30, 1997 from $103.4 million for the same period in 1996. Bill processing services revenue increased by 19%, to $86.9 million in the first nine months of 1997 from $73.0 million in the comparable period of the prior year. Equipment sales and services declined to $14.8 million in the first nine months of 1997 compared to $16.8 million for the same period in 1996 and decreased to 7% of revenue in 1997 from 9% in the comparable 1996 period.

During the third quarter, Tele-Communications Inc. ("TCI"), the Company's largest customer, which accounted for approximately 17% and 18% of the Company's total revenue in the third quarter and nine-month period ended September 30, 1997, and 23% and 21% in the same periods in 1996, respectively, informed the Company that it had entered into a long-term, exclusive contract to replace the Company's customer management software and services with those of a competitor. See New Products, Rapid Technological Changes and Competition under CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS for additional discussion. Exclusive of TCI, total revenue was approximately $60.7 million, customer management software and services revenue was $29.3 million, bill processing services revenue was $28.8 million and equipment related revenue was $2.6 million in the third quarter of 1997, which represent increases of 14%, 16%, 12% and 8% over the same quarter last year, respectively. Comparable numbers for the nine-month period ended September 30, 1997 were $177.7 million, $82.4 million, $86.1 million and $9.2 million, which represent increases of 16%, 13%, 20% and 5% over the comparable period in 1996, respectively.

Growth in revenue in customer management software and services, for the third quarter and nine months ended September 30, 1997 compared to the same periods in 1996, came primarily from sales of additional services, increases in the number of subscribers from the growth of existing clients and addition of new clients primarily in international markets, and contractually based price adjustments. The bill processing services revenue increase for the third quarter and nine-month period ending September 30, 1997, compared to the same periods in 1996, was attributable to increased statement production from the addition of new customers, the internal growth of existing customers and from the sale of additional services.

Cost of Revenue and Gross Profit. The Company's gross profit margin increased to approximately 44% in the third quarter of 1997 from approximately 40% in the comparable quarter in 1996. For the nine-month period ending September 30, 1997, the gross profit margin was 43%, compared to 38% for the same period in 1996. Customer management software and services gross profit margin increased to approximately 55% in the third quarter of 1997 from 50% in the comparable quarter in 1996. For the nine-month period ending
September 30, 1997, the gross profit was approximately 53%, compared to 46% for the same period in 1996. Bill processing services gross profit margin approximated 28% in the third quarter of 1997, compared to 26% for the same period in 1996. For the nine-month period ended September 30, 1997, the gross profit margin approximated 28%, compared to 26% in the same period in 1996. Gross profit margins increased because of economies of scale associated with overall higher subscriber counts, increased statement processing volumes, operational efficiencies and increased revenue from selling additional services. The gross profit margin on equipment-related revenue increased to approximately 43% in the third quarter of 1997 from 40% in the comparable quarter in 1996. For the nine-month period ending
September 30, 1997, the gross profit margin was 46%, compared to 40% in the same period in 1996. The increase in margins is the result of the mix of declining equipment sales and increasing higher-margin lease revenues.

Research and Development. Research and development expense in the third quarter of 1997 was $7.3 million, an increase of $.5 million, or 7%, over the comparable quarter in the prior year. For the nine-month period ended September 30, 1997, research and development expense was $22.1 million, compared to $18.3 million in the same period in 1996, an increase of 21%. Research and development expense was 10% of total revenue in the third quarter of 1997 and 1996, and 10% of total revenue in the first nine months of 1997, compared to 9% in the first nine months of 1996. The added expense was incurred for expanding features and functionality, primarily in customer management software and services.

The Company has identified, assessed and remedied some known "Year 2000" date issues and is continuing to identify, assess and evaluate the full scope of this issue as it relates to its software products, infrastructure-related hardware and software, and third-party products. While identification and assessment is an ongoing process, the Company believes, based on current known information, that it can effectively mitigate any "Year 2000" date issues, dependant upon cooperation from third parties. The Company is currently assessing the impact of this issue on the Company's financial position and results of operations.

Selling, General and Administrative. Selling, general and administrative expenses approximated 20% and 19% of total revenue for the quarter ended September 30, 1997 and 1996, respectively, and approximated 19% for the nine-month period ended September 30, 1997 and 1996. Selling, general and administrative expenses in the third quarter of 1997 increased by approximately 14% over the comparable quarter in the prior year, and for the nine-month period ending September 30, 1997 increased by 17% over the same period in 1996. Sales and marketing increased by 28% in the third quarter of 1997, compared to the first quarter of 1996, and by 25% in the first nine months of 1997, compared to 1996. This increase is attributable to increased sales and marketing activities in the domestic and international markets. General and administrative expenses increased 5% in the third quarter of 1997, compared to the third quarter of 1996, and increased by 12% in the first nine months of 1997, compared to the same period in 1996, but remained constant as a percentage of revenue. This increase is attributed to greater support for the increased sales and marketing activity and support required for company growth.

Net Income. Net income in the third quarter of 1997 increased by approximately 34%, to $5.8 million from $4.3 million in the comparable 1996 quarter, and in the nine-month period ended September 30, 1997, net income increased by 69% to $16.4 million from $9.7 million in the comparable 1996 period. This increase is primarily because of the factors cited above and a net reduction of interest expense of approximately $.6 million in the third quarter and $2.6 million in the first nine months of 1997 due to the retirement of debt primarily through IPO proceeds. Net income per share increased 33% and 55% in the third quarter and first nine months of 1997, respectively, versus the comparable periods in 1996. The increase in net income per share in the third quarter and first nine months of 1997 resulted from the Company's higher earnings, partially offset by an increase of 1% and 10%, respectively, in the number of shares used in the calculation of earnings per share.

LIQUIDITY AND CAPITAL RESOURCES

The primary sources of financing the Company's growth have been cash provided by operations, borrowing from banks and financial institutions and the IPO proceeds. The Company utilized the net proceeds from the IPO to reduce debt under certain revolving credit agreements and, in combination with positive cash flow from operations, to prepay insurance company loans in 1996. The retirement of a majority of the Company's debt allowed the redirection of cash used for debt service to operations and growth. Cash flow generated from operations doubled from $15.8 million in the first nine months of 1996 to $31.6 million for the same period in 1997, primarily due to an increase in earnings and non-cash expenses.

The Company collects from its clients and remits to the U.S. Postal Service a substantial amount of postage. The majority of contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of September 30, 1997, 30% of the Company's accounts receivable represented amounts due from clients for postage. Postage collections and remittances are not included in the Company's statements of operations.

At September 30, 1997, the Company had $8.8 million of cash, $80.3 million of accounts receivable (including postage receivable of $ 23.9 million), $4.6 million of current net investment in leases, and $50.1 million of working capital. At September 30, 1997, the Company had no borrowings under unsecured bank credit arrangements with a total borrowing availability of $50 million. Of the $6.1 million of total debt outstanding at September 30, 1997, $4 million is due over the following 12-month period. Of the total debt outstanding, $5.2 million pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable, and $.9 million is for bonds collateralized by real estate.

The Company continues to make significant investments in capital equipment and research and development, as well as to expand into new domestic and international markets. The Company believes that net cash from operations and the Company's borrowing availability will be sufficient to support operations through the next twelve months. The Company, from time to time, may continue to repurchase shares of its common stock.

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

Dependence on the Cable Television Market

The Company is highly dependent on the cable television market.
Approximately 60% of the Company's revenue was derived from sales to U.S. and international cable television service providers in the third quarter and first nine months of 1997 and 1996. The number of providers of cable television service in the U.S. has been declining, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company. Also see "International Business Activities."

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

Tele-Communications, Inc. ("TCI"), is the Company's largest customer and represented approximately 17% and 18% of the Company's revenue in the third quarter and nine-month period ended September 30, 1997, and 23% and 21% in the same periods in 1996, respectively. More than two years ago, TCI announced and began development of an in-house system to replace the Company's customer management software. On August 11, 1997, TCI informed the Company that it had agreed to sell its partially developed in-house system to a competitor and was going to enter into an exclusive long-term contract for customer management software with such competitor. Under the contract between TCI and the Company, which expires on December 31, 1999, TCI may remove subscribers after giving ninety days' notice without significant economic penalty. Although TCI has not provided the Company with a definitive schedule for conversion of the TCI subscribers to the competitor's software, and no subscribers were converted in the third quarter of 1997, it is believed that the competitor and TCI wish to complete the transfer by the end of 1998. The Company intends to mitigate the impact of this by aggressively pursuing other domestic and international opportunities and to allocate the Company's resources to other existing or new customers. If these efforts are not fully successful in mitigating the TCI loss, the Company believes that it has sufficient financial resources and borrowing ability to meet its obligations and fulfill its customer commitments during and after the conversion period.

Another client, which accounted for approximately 5% of total revenue in the third quarter of 1997, orally advised the Company more than a year ago that it may move to an alternate solution for its customer management software requirements. Through the third quarter of 1997, no transfers of this customer's business to this alternate solution have been made.

In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill processing services, and equipment sales and leasing. Any of these events could have a material adverse effect on the financial condition and results of operations, including gross profit margins, of the Company.

Concentration of Client Base

Aggregate revenue from the Company's ten largest clients accounted for over two-thirds of total revenue in the third quarter and nine-month period ending September 30, 1997 and 1996. Loss of all or a significant part of the business of any of these clients, or a decrease in their respective customer bases, would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients represented approximately 39% and 47% of total revenue in the third quarter of 1997 and 1996, respectively, and approximately 41% and 46% in the nine-month period ending September 30, 1997 and 1996, respectively.

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

International Business Activities

The Company markets its products in a variety of international markets. To date, the Company's customer management software has been installed in 20 countries. Approximately 5% of the Company's total revenue came from international sources in the third quarter and first nine months of 1997 and 1996. The Company is expanding its international presence, primarily through third-party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

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

The Company has been advised by a cable customer that a third party has orally asserted that patents held by the third party may be infringed by the customer's use of interactive computer telephony systems, and that, should it become necessary, the customer would seek indemnification from the Company. To the best of the Company's knowledge, no legal proceedings with regard to this matter have been instituted against the customer or the Company as of the date of this report. The Company believes that it has a substantial defense against the third party's patent infringement claims, and the Company does not believe that efforts by the third party to enforce the patents against the Company or its clients are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

Possible Volatility of Stock Price

Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technologies by the Company or its competitors, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. For the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

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

         None.


Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.


Item 5.  Other information.

         In order to give the participants in the Company's Employee Stock Ownership Plan (ESOP) access to Company stock in their ESOP account in an orderly phased manner for purposes of self-direction, in July 1997, the Board of Directors terminated the Company's ESOP effective
         January 1, 1997, with distribution of the ESOP assets to take place in phased quarterly increments. The initial distribution of ESOP assets to ESOP participants began in August 1997, with a distribution of the greater of 400 shares or 10% of the shares in each ESOP participant's account, plus all cash in the account, for a total initial distribution of 517,968 shares and $578,756 distributed. Rather than distribute a minimum number of shares in subsequent quarters, the Company will distribute the entire remaining balance of ESOP assets to participants in December 1997, a total of 2,935,920 shares and $97,145. The Company registered the shares in the ESOP pursuant to a Form S-8 effective November 12, 1996.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         Exhibit 11     Computation of Per Share Earnings

         Exhibit 27     Financial Data Schedule


    (b)  Reports on Form 8-K.

         The Registrant filed the following report on Form 8K:

         Registrant's Press Release, dated as of August 13, 1997, announcing the authorization of a stock repurchase program.

USCS INTERNATIONAL, INC.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   USCS INTERNATIONAL, INC.
                                   (Registrant)

Dated: November 7, 1997            By: /s/ DOUGLAS L. SHURTLEFF
                                   ------------------------------
                                   Douglas L. Shurtleff
                                   Senior Vice President, Finance
                                   (Chief Financial Officer)