Form 10-K
period 1997-12-31
USCS INTERNATIONAL INC
filed 1998-03-25
CIK 1012459

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

         FOR THE TRANSITION PERIOD FROM               TO
                        COMMISSION FILE NUMBER: 0-28268
                            ------------------------

                            USCS INTERNATIONAL, INC.

             (Exact name of registrant as specified in its charter)

                  DELAWARE
       (State or other jurisdiction of                          94-1727009
       incorporation or organization)                  (IRS Employer Identification)

          2969 PROSPECT PARK DRIVE
         RANCHO CORDOVA, CALIFORNIA                             95670-6148
  (Address of principal executive offices)                      (Zip Code)

       Registrant's telephone number, including area code: (916) 636-4500

    Securities registered pursuant to Section 12(b) of the Act:

                  TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------------  --------------------------------------------------------
                          None                                                      None

    Securities registered pursuant to Section 12(g) of the Act:

                                      COMMON STOCK PAR VALUE $.05 PER SHARE
------------------------------------------------------------------------------------------------------------------
                                                 (Title of Class)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X          No

                                -----
                                    -------

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    The aggregate market value of the Registrant's Common Stock held by non-affiliates as of March 10, 1998 was $268,425,630.

    Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of March 10, 1998: 23,109,269 shares of $.05 par value Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT DESCRIPTION                                                                      10-K PART
---------------------------------------------------------------------------  ------------------------------------

Proxy Statement for the 1998 Annual Meeting of Stockholders dated April 17,
 1998......................................................................  Part I - Item 4
Pages 1 through 10.........................................................  Part III - Item 10, 11, 12, 13

                               TABLE OF CONTENTS
                                     PART I

   ITEM                                                                                                               PAGE
   -----                                                                                                              -----

        1.   Business............................................................................................           3
        2.   Properties..........................................................................................           9
        3.   Legal Proceedings...................................................................................          10
        4.   Submission of Matters to a Vote of Security Holders.................................................          10

                                                           PART II

        5.   Market for the Registrant's Common Equity and Related Stockholder Matters...........................          10
        6.   Selected Financial Data.............................................................................          11
        7.   Management's Discussion and Analysis of Financial Condition and Results of Operations...............          12
        8.   Financial Statements and Supplementary Data.........................................................          22
        9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................          40

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................          40
       11.   Executive Compensation..............................................................................          43
       12.   Security Ownership of Certain Beneficial Owners and Management......................................          43
       13.   Certain Relationships and Related Transactions......................................................          43

                                                           PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8K.....................................          43
             Signatures..........................................................................................          46

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

THE COMPANY

    USCS International, Inc. (USCS) is a leading global provider of customer management software and statement processing to the communications and other service industries, which serve more than 80 million end-users world-wide. The Company's software clients include cable television, wireless and wire-line telephony, direct broadcast satellite (DBS) and multi-service providers in more than 20 countries. The Company's software solutions enable its clients to manage mission-critical customer relationship functions, including new account set-up, order processing, customer support, management reporting and marketing analysis. The Company also provides complete bill processing services, including electronic bill presentment, which include generation of customized billing statements that are produced in sophisticated automated facilities designed to minimize turnaround time and mailing costs. The Company's bill processing clients include providers of cable television, telecommunications, financial services, utilities and other industries requiring high quality, accurate statement/order processing. USCS also offers a variety of complementary professional services, including consulting, application development and client training, as well as statement design and formatting services that allow clients to use the billing statement as a communication and marketing tool.

    USCS has been providing comprehensive customer management and bill processing software and services to the cable television industry for more than 25 years, and more than five years ago, the Company expanded the scope of its software and services to address the global communications market. The Company's software currently supports more than 50% of U.S. cable television subscribers and is used by a majority of the largest cable television service providers in the U.S. In recent years, the Company has expanded its customer management software base to clients in more than 20 countries, as well to providers of emerging convergence services. The Company provides bill processing services to clients serving more than 50% of U.S. cable television subscribers, 40% of U.S. cellular users and 11% of U.S. wire-line telephony customers and to a variety of other service providers. The Company's bill processing clients include substantially all of its domestic customer management software clients and other service providers such as Ameritech, AT&T, Cincinnati Bell Information Systems, Inc. ("CBIS"), NationsBanc Montgomery Securities and Federal Express. At year end, the Company's monthly statement production had risen to approximately 75 million bills. The Company is among the largest centralized first class mailers in the U.S., responsible for generating approximately 1.7% of the total volume of all U.S. first class mail, including customer remittance volume. Bill processing services are generally provided to software clients in bundled contracts and are also sold separately.

    In 1993, the Company deployed CableData's Intelecable-Registered Trademark-, which the Company believes is the first customer management software product designed for multi-service providers. At year end, there were over 80 Intelecable installations active or pending worldwide. Services supported by Intelecable include integrated cable/telephony, integrated cable/wireless DBS, interactive video, telephony-only and cable-only installations.

    The Company has expanded its bill processing services by offering technology licensing, currently being used by AT&T and Bell Atlantic, and consolidated billing statements that combine data from multiple services, such as wireless and wire-line telephony, into a single integrated billing statement. In addition, the Company has introduced electronic bill presentment products which enable customers to provide electronic statements in place of paper based statements.

    U.S. Computer Services, the predecessor to USCS International, Inc., was incorporated in California on November 18, 1969, and was reincorporated as USCS International, Inc., in Delaware effective May 31, 1996. Unless the context otherwise requires, all references in this annual report to "USCS" or the "Company" refer to USCS International, Inc., a Delaware corporation, its predecessor, U.S. Computer Services, a California corporation, and their consolidated subsidiaries.

PRODUCTS AND SERVICES

CUSTOMER MANAGEMENT SOFTWARE

    The Company's primary customer management software products are Intelecable and DDP/SQL-TM-. Intelecable is designed to support single and multi-service providers worldwide. The Company markets DDP/SQL to the traditional North American cable television provider market. The Company also offers CableWorks-TM-, a PC-based system for smaller operators. Additionally, a small number of clients continue to use earlier generations of the Company's software that are no longer marketed to new clients. Both Intelecable and DDP/SQL are scaleable, and are available in basic systems with optional modules, including the Company's new internet-based customer support products, CyberCSR-TM- and TechConnect-TM-, which allow the service provider to design a customized system which can effectively manage a growing customer base.

    The Company licenses its software products to its clients under multi-year license agreements. License fees are generally paid monthly based on the number of subscribers or end-users served by the client. These agreements are typically subject to periodic renewals and inflation-based license fee adjustments.

    INTELECABLE: The Company believes that Intelecable is the world's first customer management software system designed for multi-service providers in the global communications marketplace. First installed in 1993, Intelecable is available on either a standalone or, more recently, on a service bureau basis and supports a diverse array of communications services, including cable television, telephony, combined cable/telephony, interactive video and DBS. At year end, there were over 80 active or pending installations of Intelecable worldwide. Intelecable is enabled with National Language Support double-byte capability, which allows operation in a variety of foreign languages, including Japanese and Chinese. The Company believes that Intelecable is the only customer management software system currently operational that has multiplatform capabilities. Initially offered on IBM's AIX (UNIX) operating system, Intelecable has been ported to Tandem's Integrity NR, Silicon Graphics Challenge, Group Bull Escala and the Hewlett-Packard 9000.

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

    The Company offers DDP/SQL on either a stand-alone or a service bureau basis. Stand-alone systems currently support approximately 80% of the Company's client subscriber base, while approximately 20% are supported on a service bureau basis. For stand-alone clients, the Company installs a complete DDP/ SQL system at the provider's facility, including necessary hardware and peripherals. Clients using a service bureau arrangement to access the Company's on-line processors via wide area networks. The Company's Technical Response Center monitors traffic and network availability to identify and respond to outages in the system. DDP/SQL runs on massively parallel processing hardware manufactured by Tandem. The Company is a value-added reseller of Tandem equipment. The Company also sells to its clients peripheral hardware made by manufacturers other than Tandem, and generally enters into hardware maintenance agreements with its clients. The Company also provides lease financing and maintenance services primarily for companies operating systems on a stand-alone basis. See "Products And Services--Hardware Leasing and Sales" and "Product And Services--Client Support and Care."

    ENTERPRISE REAL-TIME RATING SYSTEM (ERTRS): In 1997, the Company acquired CableData Telecommunications, Inc., formerly Lynn-Arthur Associates, a company specializing in the development and marketing of rating technology for telephony and other usage based applications. ERTRS is a rating engine designed to rate cellular, wireline, data and Internet services to provide a complete convergence rating system for carriers who bundle multiple service offerings to meet customers' needs. The Company is currently marketing the ERTRS system on a standalone basis and intends to integrate the ERTRS capability into the Intelecable product.

    CABLEWORKS: The Company markets its CableWorks PC-based customer management software product to domestic and international cable operators that have lower transaction volume requirements than operators supported by DDP/SQL or Intelecable. CableWorks is designed to introduce smaller cable operators to the Company's products, with the expectation that such operators will migrate to Intelecable or DDP/SQL as their businesses grow.

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

BILL PROCESSING SERVICES

    The Company provides bill processing services and solutions in a fully integrated and automated production environment that rapidly and cost-effectively transforms electronic data received from the client into informative, accurate and customized billing statements. Because of its highly automated production environment, the Company is able to maximize postal savings while minimizing delivery time for its clients. In addition, the Company's statement-based marketing services allow clients to use the billing statement as a marketing tool to reinforce a corporate image, advertise special offers and features and otherwise market its services to its customers. To address the needs of multi-service providers, the Company offers billing statements that combine data from multiple services, such as wireless and wire-line telephony, into a consolidated billing statement. In addition, the Company has also introduced an electronic billing capability that enables its clients to offer their customers either a paper-based or an electronic statement option. Also, the Company offers its advanced technology on a licensed basis.

    BILL PROCESSING: The Company operates two statement production facilities in the Northern California area. These facilities receive a data stream from the client's customer management software (whether a client's legacy or third party system, a competitor's system or the Company's software), manipulate the data into a usable format and create cost-effective, informative, easy-to-read and accurate customized billing statements or statement images.

    Using patented processes and technologies, the Company provides a fully integrated, computerized and automated production environment that (i) processes, logs, verifies and authenticates all customer data, (ii) creates automated production controls for every statement, including form bar codes, weight and thickness parameters, unique statement tracking numbers, "due out" dates, address correction, carrier route/delivery point bar codes and postal processing parameters, (iii) models every production run on-line before printing or electronic transmission, and (iv) enables postal processing, sorting and discounting to be performed on-line.

    Full real-time automation enables the Company to monitor quality, control remakes, predict and schedule production loading, verify customer data, forecast production volumes and maintain production system history on-line. The system is controlled by an on-line production control system that is based on advanced client/server architecture and has high-speed data-transmission capabilities. A local area network links the production equipment to the production control system. To provide clients with real-time information regarding the progress of the billing statement production process, the Company has developed its Direct Access-TM- client information system, which provides a customized view into the facility to allow clients to monitor the status of their jobs. Direct Access, which is currently installed in a number of client sites, includes a client/server architecture and a PC-based graphical user interface that permits tracing an individual statement from the beginning of statement production until some period after distribution.

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

    TECHNOLOGY LICENSING: To attract clients who want to take advantage of the Company's advanced processing and functions in their own facilities, rather than on an outsourced basis, the Company has licensed its statement processing technology. AT&T and Bell Atlantic currently license the Company's statement processing software. The Company intends to pursue additional technology licensing opportunities domestically as well as in the international market.

    STATEMENT-BASED MARKETING SERVICES: The Company provides statement-based marketing services that allow its clients to transform regular customer billing statements into communication tools. The billing statement is often the only form of regular communication between a service provider and its customers. Many clients have the opportunity, through the Company's statement-based marketing and creative design services, to use the paper or electronic billing statement to reinforce a corporate image, advertise special offers and features, deliver customer-specific messages and otherwise market their services to their customers.

    ELECTRONIC DELIVERY ALTERNATIVES: The Company's automated information and technology infrastructure, which electronically prepares and monitors the statement until final printing, provides the basis for the Company's development of electronic bill presentment. The proliferation of on-line services and the Internet provides an opportunity for communications service providers to bill customers electronically through a PC or other device. The Company believes that, as electronic billing and payment solutions become more accepted, communications service providers, utilities, financial services and other industries will require electronic statement presentment capabilities. USCS has developed an electronic statement-processing product and has announced marketing alliances with several companies including CyberCash, Checkfree, Microsoft, Intuit, NETdelivery and others to begin actively marketing an electronic billing alternative. Because of its existing volume, state-of-the-art processing systems, and client relationships, the Company believes it is in a unique position to become a one-stop, full-service supplier of either paper-based or electronically delivered statements.

HARDWARE LEASING AND SALES

    The Company sells computer equipment and provides leasing and maintenance services to selected software clients that purchase stand-alone systems primarily in the U.S. Maintenance is typically billed in advance of providing the service. Revenue from sales of computer hardware and providing associated maintenance and leasing services has been declining as a percentage of total revenue. The Company will continue to offer hardware and related services to current and future clients, but expects the decline to continue.

CLIENTS

    The Company provides customer management software and services to clients in more than 20 countries. In addition to communications service providers, the Company provides bill processing services to companies in other service industries requiring high quality, accurate and marketing-oriented statements, including utilities and financial services. The Company intends to seek additional non-communications clients as well as pursue international opportunities for its bill processing services.

    Aggregate revenue from the Company's ten largest clients accounted for approximately two-thirds of total revenue in 1997, 1996 and 1995. Three clients accounted for 40%, 47% and 46% of total revenue in 1997, 1996 and 1995, respectively.

    Tele-Communications, Inc. ("TCI"), the Company's largest customer, accounted for $53.1 million or 18%, $55.7 million or 21%, and $47.3 million or 21% of total revenue in 1997, 1996, and 1995, respectively. TCI has advised the Company of its plan to migrate its subscribers to a competitor's product by the end of 1998. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations-- Revenue."

    The Company's largest bill processing client, Ameritech, accounted for $39.3 million or 13%, $41.1 million or 16%, and $38.8 million or 17% of total revenue in 1997, 1996, and 1995, respectively. Ameritech became a client early in 1994 and has contracts with the Company expiring in 2000 and 2001. Another bill processing client, CBIS, a client since 1990, accounted for $27.4 million or 9%, $25.0 million or 10%, and $17.9 million or 8% of total revenue in 1997, 1996 and 1995, respectively. In early 1997, the Company entered into a new contract with CBIS expiring in 2002. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Factors That May Affect Future Results" regarding dependence on certain marketplaces, concentration of client base, and other factors that may have an impact on the Company's relationship with its clients and on the Company's future revenue and net income.

CLIENT SUPPORT AND CARE

    USCS provides world-wide training and support to its clients. In the U.S., client care is divided into product-specific teams, with one team focusing on customer management software and the other team focusing on bill processing services. Both teams provide broad-based, 24-hour, 7-day support and technical assistance. The Company has developed a full range of training products and documentation including ClassROM-Registered Trademark-, which the Company believes to be the first CD-ROM-based training product, for its software clients. Supplementing the front line software support groups for service bureau software customers is the Company's Technical Response Center, which monitors traffic and network availability to identify and respond to outages in the system. Internationally, Intelecable is supported by teams located in the U.S. and the U.K. as well as by alliance partners. The Company's customer-management software support environment has received ISO 9001 Compliance certification. In early 1998, the Company announced that it would be opening satellite offices in Brazil and Australia to provide regional support to its rapidly growing world-wide base of customers.

SALES AND MARKETING

    Software and services are sold primarily to cable, DBS and multi-service providers through direct sales channels and in conjunction with international alliance partners. In North America, the Company operates a software and services sales and marketing team, including account management, product management and technical support teams.

    The Company's international sales staff is coordinated by geographic area, including dedicated account and technical support personnel located in the U.K., Brazil and Australia. In addition to direct sales, the Company has contracted with alliance partners throughout the world who are responsible for sales, marketing, support and local customization.

    The Company believes that sales of separate bill processing services to telecommunications service providers such as Regional Bell Operating Companies ("RBOCs"), cellular, utility, financial services and other service providers offer both increased revenue opportunities as well as increased visibility for the Company. The Company maintains a sales staff, including account management and technical support teams and significant design resources, to target these market segments. The Company has begun an international bill processing marketing effort that seeks to exploit what the Company believes is significant growth potential in that market. In 1997, the Company entered into a contract with its first multi-national bill processing client, Global One, and intends to pursue additional international contract and technology licensing opportunities. The Company has also entered into alliances with partners such as Xerox, Mellon Bank, LHS Group, Microsoft, Intuit, CheckFree and CyberCash to jointly market its bill processing and electronic presentment capabilities.

COMPETITION

    The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company competes with both independent providers and developers of in-house systems. The Company believes its most significant competitors for software systems are CBIS and CSG Systems International, Inc. The most significant competitors for bill processing services are in-house service providers. Other competitors include Moore Corporation Ltd. and Output Technologies, Inc.

    The Company believes that the principal competitive factors in the market for customer management software include functionality and features of software, quality of client care and support, type of hardware platform used, quality of research and development and value. The principal competitive factors for bill processing services include statement production accuracy, ability to meet statement production deadlines, product quality and price. The Company believes that it competes favorably with respect to these factors. However, the Company believes that to remain competitive it will require significant financial resources in order to market its existing products and services, to maintain customer service and support and to invest in research and development. Many of the Company's existing and potential competitors may have greater resources than the Company. The Company expects its competitors to continue to improve the design and performance of their current systems and processes and to introduce new systems and processes with improved price/performance characteristics. No assurance can be given that the Company will be able to compete successfully in the U.S. or internationally.

RESEARCH AND DEVELOPMENT

    The Company's research and development efforts are focused on introducing new products and services as well as ongoing enhancement of its existing products and services. The Company believes that its investment in research and development is critical to maintaining its leadership position. The Company works closely with international and domestic hardware, software and system integration partners to enhance its products. The Company's research and development partnerships typically provide for funding by development partners and include joint marketing and other arrangements. In software product development, significant emphasis is placed on compliance with world-wide development standards and quality benchmarks. The Company's processes used at its research and development center in El Dorado Hills, California, have received ISO 9001 Compliance certification, the globally recognized quality standard. The Company also continually enhances its bill processing services by developing software and processes that increase production efficiency and aid clients in accessing bill processing information.

INTELLECTUAL PROPERTY

    The Company holds sixteen U.S. patents covering various aspects of its bill processing services. In addition, the Company has applied for ten additional U.S. patents. The Company has no foreign patents. The Company believes that although the patents it holds are valuable, they are not critical to the Company's success, which depends principally upon its product quality, marketing and service skills. However, despite patent protection, the Company may be vulnerable to competitors who attempt to imitate the Company's systems or processes and manufacturing techniques and processes. In addition, other companies and inventors may receive patents that contain claims applicable to the Company's system and processes. The sale of the Company's systems covered by such patents could require licenses that may not be available on acceptable terms, if at all. In addition, there can be no assurance that patent applications will result in issued patents.

    Although the Company attempts to protect its intellectual property rights through patents, copyrights, trade secrets and other measures, there can be no assurance that the Company will be able to protect its technology adequately. There can be no assurance that any patent applications that the Company may file will be issued or that foreign intellectual property laws will protect the Company's intellectual property rights. There can also be no assurance that others will not independently develop similar systems, duplicate the Company's systems or design around the patents licensed by or issued to the Company. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Factors That May Affect Future Results."

EMPLOYEES

    As of December 31, 1997, the Company had 2,067 employees, of which 2,016 were full-time employees and 51 were part-time employees. None of the Company's employees are represented by a labor union or covered by a collective bargaining agreement. The Company considers its employee relations to be good.

ITEM 2.  PROPERTIES

    The Company owns two buildings in El Dorado Hills, California on approximately 29 acres. One building of approximately 247,000 square feet is utilized for statement processing operations and supporting activities, with an additional 119,000 square feet expansion currently in process. The other building of approximately 48,000 square feet is the Company's system and software research and development center. In addition, the Company owns approximately 278 acres of undeveloped land adjacent to its buildings. The Company leases a total of approximately 486,000 square feet in Rancho Cordova and El Dorado Hills, California of which approximately 298,000 square feet is utilized primarily for statement processing operations and warehousing. The other 188,000 square feet is utilized primarily for corporate headquarters, sales and marketing, customer support and research and development.

    The Company leases approximately 15,000 square feet in Norcross, Georgia for its Eastern Regional Data Center, approximately 2,000 square feet in Harrison, Arkansas for use by its subsidiary, CableData Desktop Solutions, Inc., formerly CUO, Inc., and approximately 3,200 square feet in Ann Arbor, Michigan for use by its subsidiary, CableData Telecommunications, Inc. The Company also leases approximately 9,600 square feet in the U.K. The leases for these facilities expire in the years 1998 through 2018.

    The Company believes that its facilities are adequate for its proposed needs through 1998 and that additional suitable space will be available or can be constructed as required.

ITEM 3.  LEGAL PROCEEDINGS

    The Company has legal proceedings incidental to its normal business activities. In the opinion of the Company, the outcome of the proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows. However, litigation by its nature is subject to inherent uncertainties and there can be no assurance that any ongoing legal proceedings or those that may arise in the future will not have a material adverse affect on the Company's consolidated financial position, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Information Regarding Submission Of Matters To A Vote Of Security Holders is set forth under "Actions Taken Since 1997 Stockholder Meeting" on page 3 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, dated April 17, 1998, which page is incorporated herein by reference.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    The common stock of USCS International, Inc. is listed and traded on the Nasdaq National Market under the trading symbol "USCS."

    As of March 10, 1998, the number of record holders of USCS International, Inc. was 226. The table below shows the high and low prices of the Company's common stock as reported by the Nasdaq National Market for each quarter from the date of the Company's initial public offering (IPO) on June 20, 1996. The Company has not paid cash dividends on its common stock to date. The Company currently intends to retain any future earnings for its business and does not anticipate paying any cash dividends on its common stock in the foreseeable future.

                                                                  1997                      1996
                                                            -----------------         ----------------
CALENDAR QUARTER (2ND QUARTER 1996 TO 1ST QUARTER 1998)     HIGH         LOW          HIGH        LOW
-------------------------------------------------------     -----       -----         -----      -----
1st....................................................     $ 21        $ 16 1/8      $--        $--
2nd....................................................       33          15 5/8        19 3/4     17
3rd....................................................       35 1/2      16 3/4        19 7/8     13 1/8
4th....................................................       22 11/16    14 7/8        18 1/2     14 3/4
1st (through March 10, 1998)...........................       21 3/8      15 1/4

ITEM 6.  SELECTED FINANCIAL DATA

    The consolidated statements of operations data presented below for the years ended December 31, 1997, 1996, 1995, 1994 and 1993, and the consolidated balance sheet data as of December 31, 1997, 1996, 1995, 1994 and 1993 are derived from the consolidated financial statements of the Company, which have been audited. The data set forth below should be read in conjunction with, and are qualified by reference to, "Management's Discussion And Analysis Of Financial Condition And Results Of Operations" and the Consolidated Financial Statements and the Notes thereto included elsewhere herein.

                                                                                   YEARS ENDED DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1997       1996       1995       1994       1993
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenue:
  Software and services:
    Customer management............................................  $ 157,151  $ 138,157  $ 116,855  $ 101,431  $  95,869
    Bill processing................................................    118,912    102,691     80,427     53,816     20,694
                                                                     ---------  ---------  ---------  ---------  ---------
      Total........................................................    276,063    240,848    197,282    155,247    116,563
  Equipment sales and services.....................................     23,283     22,366     31,981     33,558     49,501
                                                                     ---------  ---------  ---------  ---------  ---------
      Total revenue................................................    299,346    263,214    229,263    188,805    166,064
                                                                     ---------  ---------  ---------  ---------  ---------
Cost of revenue:
  Software and services:
    Customer management............................................     72,120     73,408     66,465     60,664     56,261
    Bill processing................................................     86,636     74,335     61,237     42,382     16,497
                                                                     ---------  ---------  ---------  ---------  ---------
      Total........................................................    158,756    147,743    127,702    103,046     72,758
  Equipment sales and services.....................................     14,192     13,180     19,538     19,476     31,561
                                                                     ---------  ---------  ---------  ---------  ---------
      Total cost of revenue........................................    172,948    160,923    147,240    122,522    104,319
                                                                     ---------  ---------  ---------  ---------  ---------
Gross profit.......................................................    126,398    102,291     82,023     66,283     61,745
                                                                     ---------  ---------  ---------  ---------  ---------
Operating expenses:
  Research and development.........................................     30,034     25,140     17,815     16,700     16,007
  Selling, general and administrative..............................     58,340     49,631     42,102     34,160     28,148
  Consolidation and relocation.....................................     --         --         --           (364)     4,096
                                                                     ---------  ---------  ---------  ---------  ---------
    Total operating expenses.......................................     88,374     74,771     59,917     50,496     48,251
                                                                     ---------  ---------  ---------  ---------  ---------
Operating income...................................................     38,024     27,520     22,106     15,787     13,494
Interest expense, net..............................................        554      3,185      4,966      4,284      4,609
                                                                     ---------  ---------  ---------  ---------  ---------
Income before income taxes and cumulative effect of accounting
  change...........................................................     37,470     24,335     17,140     11,503      8,885
Income tax provision...............................................     15,010      9,826      6,770      5,334      4,330
                                                                     ---------  ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change (1)...........     22,460     14,509     10,370      6,169      4,555
Cumulative effect of accounting change (1).........................     --         --         --         --          2,408
                                                                     ---------  ---------  ---------  ---------  ---------
Net income.........................................................  $  22,460  $  14,509  $  10,370  $   6,169  $   6,963
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------  ---------
Income before cumulative effect of accounting change per share (2):
  Basic............................................................  $    0.97  $    0.69  $    0.53  $    0.31  $    0.23
  Diluted..........................................................  $    0.93  $    0.66  $    0.51  $    0.30  $    0.22
Net income per share (2):
  Basic............................................................  $    0.97  $    0.69  $    0.53  $    0.31  $    0.35
  Diluted..........................................................  $    0.93  $    0.66  $    0.51  $    0.30  $    0.33
Shares used in per share computation:
  Basic............................................................     23,164     21,178     19,452     19,798     20,010
  Diluted..........................................................     24,203     22,075     20,159     20,622     20,816

                                                                                         DECEMBER 31,
                                                                     -----------------------------------------------------
                                                                       1997       1996       1995       1994       1993
                                                                     ---------  ---------  ---------  ---------  ---------
                                                                                        (IN THOUSANDS)
CONSOLIDATED BALANCE SHEETS DATA:
Cash...............................................................  $   2,787  $   8,452  $   6,627  $   1,966  $   8,158
Working capital....................................................     49,709     37,041     23,440     11,454     20,029
Total assets.......................................................    238,619    205,559    180,450    157,331    140,922
Long-term debt less current portion (3)............................      5,453      5,647     51,155     37,647     40,167
Stockholders' equity...............................................    131,361    115,333     46,590     39,861     35,633

                                                   (FOOTNOTES ON FOLLOWING PAGE)

------------------------------
(1) In 1993, the Company adopted SFAS 109, resulting in an accumulated credit to income for an adjustment in the calculation of income tax expense.

(2) The Company has presented earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). All previously reported amounts were restated to conform to SFAS 128. In addition, pursuant to Securities and Exchange Commission ("SEC") guidelines, earnings per share for all periods prior to the IPO have been restated in accordance with SEC Staff Accounting Bulletin No. 98 (SAB 98). See Notes 2 and 11 of Notes to Consolidated Financial Statements. Prior to the adoption of SFAS 128 and SAB 98, earnings per share were $0.93, $0.64, $0.49, $0.28 and $0.31 in 1997, 1996, 1995, 1994 and 1993, respectively.

(3) See Note 5 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The statements that are not historical fact or that are not statements of current status are forward-looking statements. The Company's future results may differ significantly from the results and forward-looking statements discussed in this Report. See "Factors That May Affect Future Results."

OVERVIEW

    Founded in 1969, the Company is a leading global provider of customer management software and services to the communications and other service industries. The Company's revenues are derived primarily from providing software to cable television and multi-service providers world-wide, and bill processing services to cable television, telecommunications, financial services, utilities and other service industries. Software and bill processing services are generally offered to the North American cable television providers under bundled service arrangements. Outside North America software is generally sold exclusive of the bill processing. Most of the Company's revenue is based on the number of subscribers or end-users of the Company's clients, the number of billing statements mailed and/or the number of images produced under contracts with terms ranging from three to seven years. Clients are billed monthly, generally based on the number of end-users they serve. As a result, a significant portion of the Company's revenue is recurring and increases as the service provider's customer base grows. In 1997, the Company's revenue totaled $299.3 million, of which over 70% was generated from companies which have been clients of USCS for three or more years.

    Over the three years ended December 31, 1997, the Company's revenue from software and services has increased at an average rate of 20% and has grown from 86% of revenue in 1995 to over 92% in 1997. Revenue from selling computer hardware and providing associated maintenance and leasing services has been declining as a percentage of total revenue. Revenue from these activities represented 14% of total revenues in 1995 and had declined to less than 8% of total revenue in 1997.

    The Company sells its software and services to cable television and multi-service providers in North America and the U.K. primarily through a direct sales force. Outside of North America and the U.K., the Company markets its software primarily through strategic alliances with companies specializing in system integration or computer hardware manufacturing that are capable of providing local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the diversification of its customer base, focusing primarily on international, multi-service, telecommunications and other high volume markets because it believes these represent opportunities to grow at rates greater than, and decrease its dependence upon, the U.S. cable television marketplace.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, the Company's consolidated statements of operations and the percentage of revenue represented by each line item (dollars in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------
                                               1997             1996             1995
                                          ---------------  ---------------  ---------------
Revenue:
  Software and services:
    Customer management.................  $157,151   52.5% $138,157   52.5% $116,855   51.0%
    Bill Processing.....................   118,912   39.7   102,691   39.0    80,427   35.1
                                          --------  -----  --------  -----  --------  -----
      Total.............................   276,063   92.2   240,848   91.5   197,282   86.1
  Equipment sales and services..........    23,283    7.8    22,366    8.5    31,981   13.9
                                          --------  -----  --------  -----  --------  -----
      Total revenue.....................   299,346  100.0   263,214  100.0   229,263  100.0
                                          --------  -----  --------  -----  --------  -----
Cost of revenue:
  Software and services:
    Customer management.................    72,120   24.1    73,408   27.9    66,465   29.0
    Bill Processing.....................    86,636   28.9    74,335   28.2    61,237   26.7
                                          --------  -----  --------  -----  --------  -----
      Total.............................   158,756   53.0   147,743   56.1   127,702   55.7
  Equipment sales and services..........    14,192    4.8    13,180    5.0    19,538    8.5
                                          --------  -----  --------  -----  --------  -----
      Total cost of revenue.............   172,948   57.8   160,923   61.1   147,240   64.2
                                          --------  -----  --------  -----  --------  -----
Gross profit............................   126,398   42.2   102,291   38.9    82,023   35.8
                                          --------  -----  --------  -----  --------  -----
Operating expenses:
  Research and development..............    30,034   10.0    25,140    9.5    17,815    7.8
  Selling, general and administrative...    58,340   19.5    49,631   18.9    42,102   18.3
                                          --------  -----  --------  -----  --------  -----
    Total operating expenses............    88,374   29.5    74,771   28.4    59,917   26.1
                                          --------  -----  --------  -----  --------  -----
Operating income........................    38,024   12.7    27,520   10.5    22,106    9.7
Interest expense, net...................       554    0.2     3,185    1.3     4,966    2.2
                                          --------  -----  --------  -----  --------  -----
Income before income taxes..............    37,470   12.5    24,335    9.2    17,140    7.5
Income tax provision....................    15,010    5.0     9,826    3.7     6,770    3.0
                                          --------  -----  --------  -----  --------  -----
Net income..............................  $ 22,460    7.5% $ 14,509    5.5% $ 10,370    4.5%
                                          --------  -----  --------  -----  --------  -----
                                          --------  -----  --------  -----  --------  -----

                                                THREE MONTHS ENDED
                                                   DECEMBER 31,
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
Revenue:
  Software and services:
    Customer management.................  $42,071   51.0% $34,789   49.7%
    Bill Processing.....................   31,995   38.7   29,709   42.4
                                          -------  -----  -------  -----
      Total.............................   74,066   89.7   64,498   92.1
  Equipment sales and services..........    8,489   10.3    5,532    7.9
                                          -------  -----  -------  -----
      Total revenue.....................   82,555  100.0   70,030  100.0
                                          -------  -----  -------  -----
Cost of revenue:
  Software and services:
    Customer management.................   18,450   22.4   18,056   25.8
    Bill Processing.....................   23,789   28.8   20,206   28.8
                                          -------  -----  -------  -----
      Total.............................   42,239   51.2   38,262   54.6
  Equipment sales and services..........    6,130    7.4    3,085    4.4
                                          -------  -----  -------  -----
      Total cost of revenue.............   48,369   58.6   41,347   59.0
                                          -------  -----  -------  -----
Gross profit............................   34,186   41.4   28,683   41.0
                                          -------  -----  -------  -----
Operating expenses:
  Research and development..............    7,980    9.6    6,840    9.8
  Selling, general and administrative...   16,079   19.5   13,519   19.3
                                          -------  -----  -------  -----
    Total operating expenses............   24,059   29.1   20,359   29.1
                                          -------  -----  -------  -----
Operating income........................   10,127   12.3    8,324   11.9
Interest expense, net...................       90    0.1       79    0.1
                                          -------  -----  -------  -----
Income before income taxes..............   10,037   12.2    8,245   11.8
Income tax provision....................    4,023    4.9    3,470    5.0
                                          -------  -----  -------  -----
Net income..............................  $ 6,014    7.3% $ 4,775    6.8%
                                          -------  -----  -------  -----
                                          -------  -----  -------  -----

    The following table sets forth revenue and percentage of revenue by line item exclusive of a discontinued customer, revenue of a discontinued customer and total revenue (dollars in thousands):

                                                      YEARS ENDED DECEMBER 31,
                                          -------------------------------------------------
                                               1997             1996             1995
                                          ---------------  ---------------  ---------------
Revenue:
  Software and services:
    Customer management.................  $113,773   38.0% $ 95,382   36.2% $ 81,069   35.4%
    Bill processing.....................   117,186   39.2   100,897   38.4    77,545   33.8
  Equipment sales and services..........    15,285    5.1    11,284    4.3    23,362   10.2
                                          --------  -----  --------  -----  --------  -----
      Total.............................   246,244   82.3   207,563   78.9   181,976   79.4
  Discontinued customer.................    53,102   17.7    55,651   21.1    47,287   20.6
                                          --------  -----  --------  -----  --------  -----
      Total.............................  $299,346  100.0% $263,214  100.0% $229,263  100.0%
                                          --------  -----  --------  -----  --------  -----
                                          --------  -----  --------  -----  --------  -----


                                           THREE MONTHS ENDED DECEMBER
                                                       31,
                                          ------------------------------
                                               1997            1996
                                          --------------  --------------
Revenue:
  Software and services:
    Customer management.................  $30,817   37.3% $22,347   31.9%
    Bill processing.....................   31,317   37.9   29,154   41.7
  Equipment sales and services..........    6,655    8.1    2,473    3.5
                                          -------  -----  -------  -----
      Total.............................   68,789   83.3   53,974   77.1
  Discontinued customer.................   13,766   16.7   16,056   22.9
                                          -------  -----  -------  -----
      Total.............................  $82,555  100.0% $70,030  100.0%
                                          -------  -----  -------  -----
                                          -------  -----  -------  -----

REVENUE

    Revenue is derived primarily from providing customer management software and services to cable television and multi-service providers in more than 20 countries and from providing bill processing services primarily to telecommunications companies in the U.S. Software and bill processing services to cable television and multi-service providers are provided generally under bundled service arrangements. In addition, the Company sells computer hardware and associated maintenance and leasing services to cable television service providers in connection with providing the Company's software and provides design, printing and graphics services in connection with its bill processing services. Most of the software and services revenue is based on the number of end-users of the services of the Company's clients, the number of bills mailed and/or the number of images produced under long-term contracts, which usually have terms ranging from three to seven years. The Company generally recognizes software and bill processing services revenue (collectively referred to as "software and services revenue") as services are performed. Certain of the Company's software licenses provide for fixed or minimum fees. Fixed fees and the present value of minimum fees under software licenses are recognized as revenue upon installation. Such amounts have not been material. Most contracts include provisions for inflation-based adjustments, including changes in paper costs.

    Total revenue increased by 18% to $82.6 million in the fourth quarter of 1997 from $70.0 million in the comparable quarter in 1996. The 1996 fourth quarter revenue increased by 10% over 1995 fourth quarter revenue of $63.4 million. The increase in the 1997 fourth quarter was attributable to growth in revenue from software and services of $9.6 million or 15% and an increase in equipment sales and services revenue of $3.0 million or 53% over the same period in 1996.

    In 1997, total revenue increased by 14% to $299.3 million from $263.2 million in 1996. The growth was the result of a 15% increase in software and services revenue and a 4% increase in equipment sales and services. Total revenue for 1996 increased by 15% to $263.2 million from $229.3 million in 1995. The growth in 1996 revenue is primarily the result of the increase in software and services revenue of $43.6 million or 22%, partially offset by a decrease in equipment sales and services revenue of $9.6 million.

    TCI represented approximately 17% and 18% of the Company's revenue in the fourth quarter and year ended December 31, 1997, respectively, and 23% and 21% in the same periods in 1996, respectively. More than two years ago, TCI announced and began development of an in-house system to replace the Company's customer management software. On August 11, 1997, TCI informed the Company that it had agreed to sell its partially developed in-house system to a competitor and was going to enter into an exclusive long-term contract for customer management software with that competitor. Under the contract between TCI and the Company, which expires on December 31, 1999, TCI may remove subscribers after giving ninety days' notice without significant economic penalty. Although TCI has not provided the Company with a definitive schedule for conversion of the TCI subscribers to the competitor's software, the conversions have begun and it is believed that TCI and the competitor wish to complete the transfer by the end of 1998. Additionally, the Company believes that TCI's contract with the competitor provides financial incentives to TCI for converting subscribers of certain TCI affiliates, some of whom are currently clients of the Company, to the competitor's software. TCI revenue has declined as a percentage of total revenue to 18% in 1997 from 21% in both 1996 and 1995. Also, it has declined in absolute dollars from $55.7 million in 1996 to $53.1 million in 1997 or 5%, primarily from a reduction in the number of subscribers serviced by TCI and in services purchased by TCI. The Company intends to mitigate the impact of this by aggressively pursuing other domestic and international opportunities and to allocate the Company's resources to other existing or new customers. If these efforts are not fully successful in mitigating the loss of TCI business, the Company believes that it has sufficient financial resources and borrowing ability to meet its obligations and fulfill its customer commitments during and after the conversion period. To the extent the Company is not successful in generating additional revenue to offset the expected decline in revenue from TCI, such decline in revenue could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

    Customer management software and services revenue, exclusive of TCI revenue, increased by 38% to $30.8 million in the fourth quarter of 1997 from $22.3 million in the comparable 1996 quarter. Bill processing revenue as a stand-alone service increased by 7% to $31.3 million in the fourth quarter of 1997 from $29.2 million in the comparable quarter of the prior year. Equipment sales and services revenue increased to $6.7 million in the fourth quarter of 1997 from $2.5 in the fourth quarter of 1996.

    Total revenue in 1997, exclusive of TCI revenue, increased by 19% to $246.2 million from $207.6 million in 1996. Revenue in 1996, exclusive of TCI, increased by 14% over 1995 revenue of $182.0 million. The increase in 1997 was attributable to growth in revenue from customer management software and services of $18.4 million or 19%, bill processing software and services of $16.3 million or 16%, and an increase in equipment sales and services revenue of $4 million or 35%. Customer management software and services revenue, exclusive of TCI revenue, increased by 18% to $95.4 million in 1996 from $81.1 million in 1995. Bill processing software and services revenue increased by 30% to $100.9 million in 1996 from $77.5 million in 1995. Equipment sales and services revenue declined to $11.3 million in 1996 from $23.4 million in 1995.

    Growth in customer management software and services revenue for the fourth quarter and the year ended December 31, 1997 compared to the same periods in 1996, exclusive of TCI revenue, came primarily from sales of additional services, increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and migration of clients to higher-priced services. Growth in bill processing revenue was derived primarily from the sale of additional services, an increase in the volume of statements and images produced because of the internal growth of customers and the acquisition of new customers. The increase in equipment sales and services revenue was primarily the result of unusually high demand for additional equipment in the fourth quarter of 1997.

    The increase in revenue in customer management software and services for the year ended December 31, 1996 compared to the same period in 1995, exclusive of TCI revenue, was the result of sales of additional services, increases in prices allowed by existing contracts, migration of clients to higher-priced services and growth in international revenue. Bill processing software and services revenue increased in the 1996 year compared to the 1995 year because of an increase in the volume of statements and images produced due to the internal growth of existing customers, acquisition of new customers, increases in prices allowed by existing contracts and the sale of additional services. The decline in equipment sales and services in 1996 compared to 1995 was expected and was the result of lower equipment sales as a result of market condition changes.

    Three significant clients, including TCI, accounted for $119.8 million, $121.7 million and $104.0 million or 40%, 47% and 46% of total revenue in 1997, 1996 and 1995, respectively. See "Products And Services--Clients" and "Factors That May Affect Future Results" regarding these clients and other factors that may impact future revenue.

COST OF REVENUE AND GROSS PROFIT

    Cost of software and services revenue consists primarily of direct labor, equipment-related expenses, cost of materials such as paper, and facilities expense. Cost of equipment sales and services revenue consists primarily of computer hardware purchased for resale or lease and third-party maintenance.

    The Company's gross profit margin of approximately 41% in the fourth quarter of 1997 was unchanged from the fourth quarter of 1996. Software and services gross profit margin increased to 43% in the fourth quarter of 1997 from 41%. Customer management software and services gross profit margin increased to 56% in the fourth quarter of 1997 from 48%. Bill processing services gross profit margin decreased to 26% in the fourth quarter of 1997 from 32%. The gross profit margin on equipment-related revenue decreased to 28% in the fourth quarter of 1997 from 44%.

    For the year, the Company's gross profit margin in 1997 increased to approximately 42% from approximately 39% in 1996. The gross profit margin in 1995 was 36%. Software and services gross profit margin increased to 42% in 1997 from 39% in 1996 and 35% in 1995. Customer management software and services gross profit margin increased to 54% in 1997 from 47% in 1996 and 43% in 1995. Bill processing services gross profit margin slightly declined to approximately 27% in 1997 from 28% in 1996. Bill processing services gross margin was 24% in 1995. The gross profit margin on equipment sales and service revenue was 39% in 1997 versus 41% in 1996 and 39% in 1995.

    The gross margin increases in customer management software and services are attributed to economies of scale associated with increased revenue, productivity improvements as well as cost containment efforts. The decline in 1997 and fourth quarter of bill processing services gross margin is attributed to costs associated with facility expansion, the improvement and expansion of certain bill processing lines and new customer conversions. Gross margins on equipment sales and services typically vary based on the mix of equipment sales and services and underlying demand. The decline in the 1997 fourth quarter equipment gross margin in comparison to the same period in the prior year was primarily attributable to significant volume discounting.

RESEARCH AND DEVELOPMENT

    Research and development costs relate primarily to ongoing product development and consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. Once the product under development reaches technological feasibility, the development expenditures are capitalized and amortized. See Note 2 of Notes to Consolidated Financial Statements.

    Research and development expense was $8.0 million or 10% of revenue in the fourth quarter of 1997 compared to $6.8 million or also 10% of revenue and $5.1 million or 8% of revenue for the same periods in 1996 and 1995, respectively. For the year ended December 31, 1997, research and development expense was $30.0 million or 10% of revenue compared to $25.1 million or 10% of revenue and $17.8 million or 8% of revenue for the same periods in 1996 and 1995, respectively. The increased expenditures are attributable to the Company's commitment to the development of new products and enhancements to existing products.

YEAR 2000 COMPLIANCE

    Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

    The Company has identified, assessed and remedied some known "Year 2000" date issues and is continuing to identify, assess and evaluate the full scope of this issue as it relates to its software products, infrastructure-related hardware and software, and third-party products. While identification and assessment are an ongoing process, the Company believes, based on current known information, that it can effectively mitigate any "Year 2000" date issues, dependent upon cooperation from third parties. However, such modification of software products, infrastructure-related hardware and software and third-party products is subject to all the risks of development. If the Company's efforts and/or third parties are not successful in the timely mitigation of "Year 2000" issues, the impact on the Company will be significant.

    The cost of remediating "Year 2000" issues has not been determined; however, management believes that the cost of this effort will not have a material adverse effect on the Company's results of operations. There can be no assurance that the software or systems of other companies, on which certain of the Company's software and systems rely, will be timely converted, or that a failure to convert by another company will not have a material adverse effect on the Company.

SELLING, GENERAL AND ADMINISTRATIVE

    Selling expenses consist of compensation for sales and marketing personnel including commissions and related bonuses, travel, trade shows and promotional expenses. General and administrative expenses consist of compensation for administration, finance and general management personnel, as well as legal and accounting fees.

    Total selling, general and administrative expenses increased by 19% in the fourth quarter of 1997 in comparison to the fourth quarter of 1996 and 18% for the 1997 year compared to 1996. Selling and marketing expenditures increased by 30% in the fourth quarter of 1997 compared to the fourth quarter of 1996 and 26% for the 1997 year compared to 1996. As a percentage of revenue, selling and marketing expenditures increased by approximately 1% in 1997 compared to 1996. In 1996, total sales and marketing expenditures increased by 29% in comparison to 1995 and, as a percentage of revenue, increased by approximately 1%. The increase in sales and marketing expenditures was primarily because of the addition of sales and marketing personnel and additional resources to support increased sales and marketing activities in the international, multi-service and telecommunications markets as well as the expansion into other service industries such as financial services and transportation and the introduction of electronic bill presentment services.

    General and administrative expenses for the fourth quarter and year increased approximately 11% in 1997 compared to 1996. The increase in general and administrative expenses is attributable to support for the increased selling and marketing efforts, ongoing expansion into international markets as well as costs related to general company growth. General and administrative expenses increased by 11% in 1996 compared to 1995 related to costs to support higher levels of sales and marketing activity in both the domestic and international markets, general company expansion, and the costs associated with being a publicly held entity. As a percentage of revenue, general and administrative expense in the fourth quarter and years 1997 and 1996 did not change from comparable prior periods.

INTEREST EXPENSE

    Interest expense consists of interest on borrowings under revolving credit agreements, revenue bonds pertaining to certain of the Company's facilities and notes and credit agreements related to the Company's leasing subsidiary.

    Interest expense for the 1997 year decreased by $2.6 million, or 83% compared to the same period in 1996. Proceeds of the IPO in 1996 were utilized to pay down existing debt and resulted in decreased interest expense on a comparative basis.

INCOME TAXES

    The Company's provision for income taxes represents estimated federal, state and foreign income taxes. The income tax rate for the fourth quarter was 40%, approximately two percentage points lower than the 1996 comparable quarter. An additional tax provision was made in the fourth quarter of 1996 resulting in an annual rate of approximately 40%. The income tax rate was approximately 40% in 1997, 1996 and 1995.

NET INCOME

    Net income increased by $1.2 million or 26% in the fourth quarter of 1997 compared to the same quarter in 1996. In 1997, net income increased to $22.5 million or 55% over 1996 net income of $14.5 million. Earnings per share for the year was $0.93 per share (diluted) in 1997 compared to $0.66 per share (diluted) in 1996. This represents a 41% increase despite a 10% increase in the number of shares outstanding in 1997 over 1996. The increase in net income for the fourth quarter and 1997 year compared to 1996 is attributable to the factors cited above. Net income and earnings per share increased by 40% and 29%, respectively, in 1996 compared to 1995 due to higher earnings despite a 10% increase in shares used in the calculation. Earnings per share calculations were made in accordance with recently effective accounting and SEC standards and bulletins. See Note 11 of Notes to Consolidated Financial Statements.

FINANCIAL CONDITION AND LIQUIDITY

    The Company's financial condition and liquidity remained strong in 1997. The Company continues to reduce its debt and repurchase stock because of positive operating cash flow. Total long-term debt, including the current portion, was $9.3 million as of December 31, 1997 compared to $10.4 million at December 31, 1996. Of the debt outstanding at December 31, 1997, $4.6 million pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable. As of December 31, 1997, the Company had an available $50 million line of credit against which the Company had borrowed $4 million at the end of 1997. Total capital expenditures in 1997 were $32.6 million compared to $29.4 million in 1996. The increase is primarily related to the expansion of the Company's bill processing facilities. In addition, the Company, in 1997, has expended approximately $10.2 million for the repurchase of stock. The repurchases will be used to meet stock issuance obligations under the Company's incentive stock option, employee stock purchase, and 401(k) retirement plans.

    The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. Substantially all contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of December 31, 1997 and 1996, accounts receivable were $97.7 million and $73.5 million, respectively, including $25.7 million and $21.5 million in amounts due from clients for postage. Accounts receivable, net of postage, increased in 1997 by approximately $20 million or 38% primarily because of the increase in revenue and significant fourth quarter equipment sales for which payments were received after year end.

    The Company continues to make significant investments in capital equipment, facilities, and research and development as well as to expand into new domestic and international markets. The Company believes that net cash from operations and the Company's borrowing availability will be sufficient to support operations through the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

    A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the global communications market, concentration in the cable television market, the Company's ability to retain existing customers and attract new customers in the global communications market, as well as other high-volume service industries, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, changes in government regulation of the Company's customers and general economic factors in the U.S. as well as the international marketplace.

CHANGING COMMUNICATIONS MARKET AND DEVELOPMENT OF SOFTWARE AND SERVICES

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

DEPENDENCE ON THE CABLE TELEVISION MARKET

    Although the Company's current strategy is to address the needs of the global communications market and other high volume service providers, the Company is highly dependent on the cable television market. In both 1997 and 1996, more than 60% of the Company's revenue was derived from sales to cable television service providers. Although the cable television industry outside of North America is generally expanding, the number of providers of cable television service in the U.S. has been declining, due to industry consolidation, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.

CONCENTRATION OF CLIENT BASE

    Aggregate revenue from the Company's ten largest clients accounted for approximately 68% of total revenue. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients represented approximately 40% and 47% of total revenue in 1997 and 1996, respectively. See "Business--Clients" regarding these clients and other factors that may impact future revenue.

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

YEAR 2000 COMPLIANCE

    The cost of remediating "Year 2000" issues has not been determined; however, management believes that the cost of this effort will not have a material adverse effect on the Company's results of operations. There can be no assurance that the software or systems of other companies, on which certain of the Company's software and systems rely, will be timely converted, or that a failure to convert by another company will not have a material adverse effect on the Company. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Year 2000 Compliance."

NEW PRODUCTS, RAPID TECHNOLOGICAL CHANGES AND COMPETITION

    The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems.

    A client that accounted for approximately 6% of total revenue in 1997 orally advised the Company more than two years ago that it may move to an alternate solution for its customer management software requirements. Through 1997, no transfers of this customer's business to an alternate solution have been made. The Company believes its relations with this customer, as well as with its other customers, are good.

    In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill processing services, and equipment sales and leasing. Any of these events could have a material adverse effect on the financial condition and results of operations, including gross profit margins, of the Company.

ELECTRONIC BILL PRESENTMENT

    The Company's bill processing business is dependent on its ability to design, handle, print and distribute via first class mail paper-based statements and related materials. A number of companies, many with resources greater than the Company, are developing and introducing electronic bill presentment services that could reduce, if not eliminate, the need for paper statements.

    The Company has introduced products and has formed alliances with other companies for the introduction, marketing and deployment of electronic bill presentment and other electronic services. The maintenance of the Company's paper statement expertise, successful development and marketing of electronic services and rate of customer acceptance of such services are all subject to the technological, competitive and market condition risks discussed in various sections of "Factors That May Affect Future Results."

CLIENT FAILURE TO RENEW OR UTILIZE CONTRACTS

    Substantially all of the Company's revenue is derived from the sale of services or products under long-term contracts with its clients. The Company does not have the unilateral option to extend the terms of such contracts upon their expiration. In addition, certain of the Company's contracts do not require clients to make any minimum purchase. Others require minimum purchases that are substantially below the current level of business under such contracts, and all such contracts are cancelable by clients under certain conditions. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations--Revenue."

INTERNATIONAL BUSINESS ACTIVITIES

    The Company's strategy to diversify its customer base includes the selling of its products in a variety of international markets. To date, the Company's primary customer management software has been installed in more than 20 countries. Generally, the Company operates in U.S. dollars, which reduces but does not eliminate exposure to the adverse impact of currency fluctuations. Currently, more than 5% of the Company's customer management software and services revenue comes from international sources, and the Company is expanding its international presence, primarily through third party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks, including but not limited to, specific country, regional or global economic conditions, exchange rate fluctuation and its impact on liquidity, changes in the national priorities of any given country and cultural differences. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

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

    The Company has been advised by a cable customer that a third party has orally asserted that patents held by the third party may be infringed by the customer's use of interactive computer telephony systems, and that, should it become necessary, the customer would seek indemnification from the Company. To the best of the Company's knowledge, no legal proceedings with regard to this matter have been instituted against the customer or the Company as of the date of this Report. The Company believes that it has a substantial defense against the third party's patent infringement claims, and the Company does not believe that efforts by the third party to enforce the patents against the Company or its clients are likely to have a material adverse effect on the Company's financial position, results of operations or cash flows. There can be no assurance, however, that such claims, if brought, would not have a material adverse effect on the Company.

MANAGEMENT OF GROWTH AND ATTRACTION AND RETENTION OF KEY PERSONNEL

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

GOVERNMENT REGULATION

    The Company's existing and potential clients are subject to extensive regulation, and certain of the Company's revenue opportunities may depend on continued deregulation in the world-wide communications industry. In addition, the Company's clients are subject to certain regulations governing the privacy and use of the customer information that is collected and managed by the Company's products and services. Regulatory changes that adversely affect the Company's existing and potential clients could have a material adverse effect on the financial condition and results of operations of the Company.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Index to Consolidated Financial Statements and Financial Statement Schedules

                                                                                                                PAGE
                                                                                                                -----

Report of Management.......................................................................................          23

Report of Independent Accountants..........................................................................          24

Consolidated Balance Sheets as of December 31, 1997 and 1996...............................................          25

Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.................          26

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1997, 1996 and 1995.......          27

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.................          28

Notes to Consolidated Financial Statements.................................................................          29

Quarterly Financial Information (Unaudited)................................................................          39

                              REPORT OF MANAGEMENT

Stockholders of
USCS International, Inc.

    The Company's management is responsible for the preparation, integrity and objectivity of the consolidated financial statements and other financial information presented in this report. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and reflect the effects of certain estimates and judgments made by management.

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

    The Company's consolidated financial statements have been audited by Price Waterhouse LLP, independent accountants. Their audits were conducted in accordance with generally accepted auditing standards and included a review of financial controls and such tests of accounting records and procedures as they considered necessary in the circumstances. Management made available to them all of the Company's financial records and data. Management believes that all representations made to Price Waterhouse LLP were valid.

    The Audit Committee of the Board of Directors meets regularly with management and the independent accountants to review accounting, reporting, auditing and internal control matters. The committee has direct and private access to external auditors.

By:                   /s/ JAMES C. CASTLE             By:                /s/ DOUGLAS L. SHURTLEFF
           ----------------------------------------              ----------------------------------------
                        James C. Castle                                    Douglas L. Shurtleff
                  CHIEF EXECUTIVE OFFICER AND                      SENIOR VICE PRESIDENT OF FINANCE AND
              CHAIRMAN OF THE BOARD OF DIRECTORS                          CHIEF FINANCIAL OFFICER
                 (PRINCIPAL EXECUTIVE OFFICER)                         (PRINCIPAL FINANCIAL OFFICER)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of USCS International, Inc.

    In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of USCS International, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          /s/ PRICE WATERHOUSE LLP
                                          --------------------------------------
                                          Price Waterhouse LLP

Sacramento, California
February 6, 1998

                            USCS INTERNATIONAL, INC.
                          CONSOLIDATED BALANCE SHEETS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)

                                                                                                 DECEMBER 31,
                                                                                            ----------------------
                                                                                               1997        1996
                                                                                            ----------  ----------
                                                      ASSETS

Current Assets:
  Cash....................................................................................  $    2,787  $    8,452
  Accounts receivable, net................................................................      97,654      73,458
  Current portion of net investment in leases (note 9)....................................       5,892       4,922
  Paper products and other inventory......................................................       4,573       4,418
  Other...................................................................................       9,853       8,972
                                                                                            ----------  ----------
      Total current assets................................................................     120,759     100,222
Property and equipment, net (note 3)......................................................     101,631      94,350
Net investment in leases, net of current portion (note 9).................................       4,686       6,252
Other.....................................................................................      11,543       4,735
                                                                                            ----------  ----------
      Total assets........................................................................  $  238,619  $  205,559
                                                                                            ----------  ----------
                                                                                            ----------  ----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Accounts payable and accrued expenses (note 3)..........................................  $   62,656  $   48,975
  Current portion of long-term debt (note 5)..............................................       3,865       4,772
  Deferred revenue........................................................................       4,529       9,434
                                                                                            ----------  ----------
      Total current liabilities...........................................................      71,050      63,181
Long-term debt, net of current portion (note 5)...........................................       5,453       5,647
Customer deposits.........................................................................      18,170      12,752
Other liabilities.........................................................................      12,585       8,646
                                                                                            ----------  ----------
      Total liabilities...................................................................     107,258      90,226
                                                                                            ----------  ----------
                                                                                            ----------  ----------
Commitments and Contingencies (note 6)

Stockholders' Equity (note 10):
  Preferred Stock, $.05 par value, 10,000,000 shares authorized; no shares issued and
    outstanding...........................................................................      --          --
  Common Stock, $.05 par value
    Authorized 40,000,000 shares; 23,427,582 shares issued and 22,947,233 shares outstanding at December 31, 1997 and 23,068,826 shares issued and outstanding at
      December 31, 1996...................................................................       1,171       1,153
  Additional paid-in capital..............................................................      56,504      53,902
  Retained earnings.......................................................................      82,897      60,437
  Treasury stock..........................................................................      (9,047)     --
  Foreign currency translation adjustment.................................................        (164)       (159)
                                                                                            ----------  ----------
      Total stockholders' equity..........................................................     131,361     115,333
                                                                                            ----------  ----------
      Total liabilities and stockholders' equity..........................................  $  238,619  $  205,559
                                                                                            ----------  ----------
                                                                                            ----------  ----------

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                                FOR THE YEARS ENDED DECEMBER 31,
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Revenue:
  Software and services:
    Customer management......................................................  $  157,151  $  138,157  $  116,855
    Bill processing..........................................................     118,912     102,691      80,427
                                                                               ----------  ----------  ----------
      Total..................................................................     276,063     240,848     197,282
    Equipment sales and services.............................................      23,283      22,366      31,981
                                                                               ----------  ----------  ----------
      Total revenue..........................................................     299,346     263,214     229,263
                                                                               ----------  ----------  ----------

Cost of revenue:
  Software and services:
    Customer management......................................................      72,120      73,408      66,465
    Bill processing..........................................................      86,636      74,335      61,237
                                                                               ----------  ----------  ----------
      Total..................................................................     158,756     147,743     127,702
  Equipment sales and services...............................................      14,192      13,180      19,538
                                                                               ----------  ----------  ----------
      Total cost of revenue..................................................     172,948     160,923     147,240
                                                                               ----------  ----------  ----------
Gross profit.................................................................     126,398     102,291      82,023
                                                                               ----------  ----------  ----------

Operating expenses:
  Research and development...................................................      30,034      25,140      17,815
  Selling, general and administrative........................................      58,340      49,631      42,102
                                                                               ----------  ----------  ----------
    Total operating expenses.................................................      88,374      74,771      59,917
                                                                               ----------  ----------  ----------

Operating income.............................................................      38,024      27,520      22,106
Interest expense, net........................................................         554       3,185       4,966
                                                                               ----------  ----------  ----------
Income before income taxes...................................................      37,470      24,335      17,140
Income tax provision (note 7)................................................      15,010       9,826       6,770
                                                                               ----------  ----------  ----------
Net income...................................................................  $   22,460  $   14,509  $   10,370
                                                                               ----------  ----------  ----------
                                                                               ----------  ----------  ----------

Earnings per share (notes 10 and 11):
  Basic......................................................................       $0.97       $0.69       $0.53
  Diluted....................................................................       $0.93       $0.66       $0.51

Weighted average common shares and equivalents:
  Basic......................................................................      23,164      21,178      19,452
  Diluted....................................................................      24,203      22,075      20,159

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (IN THOUSANDS EXCEPT SHARE AMOUNTS)
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                       COMMON STOCK                                        FOREIGN
                                                    ------------------  ADDITIONAL                         CURRENCY
                                                    NUMBER OF    PAR     PAID-IN     RETAINED   TREASURY  TRANSLATION
                                                      SHARES    VALUE    CAPITAL     EARNINGS    STOCK    ADJUSTMENT
                                                    ----------  ------  ----------   --------   --------  ----------
Balance, January 1, 1995..........................  19,378,143  $  969   $ --        $ 39,185   $  --       $(293)
  Issuance of common stock........................     708,393      35     1,608        --         --       --
  Repurchase of common stock......................  (1,044,521)    (52)   (1,608)      (3,589)     --       --
  Translation adjustment..........................      --        --       --           --         --         (35)
  Net income......................................      --        --       --          10,370      --       --
                                                    ----------  ------  ----------   --------   --------    -----
Balance, December 31, 1995........................  19,042,015     952     --          45,966      --        (328)
  Issuance of common stock........................   4,034,240     201    53,902        --         --       --
  Repurchase of common stock......................      (7,429)   --       --             (38)     --       --
  Translation adjustment..........................      --        --       --           --         --         169
  Net income......................................      --        --       --          14,509      --       --
                                                    ----------  ------  ----------   --------   --------    -----
Balance, December 31, 1996........................  23,068,826   1,153    53,902       60,437      --        (159)
  Issuance of common stock........................     358,756      18     1,451        --         --       --
  Purchase of treasury stock......................    (541,595)   --       --           --       (10,237)   --
  Issuance of treasury stock......................      61,246    --        (849)       --         1,190    --
  Stock option income tax benefit.................      --        --       2,000        --         --       --
  Translation adjustment..........................      --        --       --           --         --          (5)
  Net income......................................      --        --       --          22,460      --       --
                                                    ----------  ------  ----------   --------   --------    -----
Balance, December 31, 1997........................  22,947,233  $1,171   $56,504     $ 82,897   $ (9,047)   $(164)
                                                    ----------  ------  ----------   --------   --------    -----
                                                    ----------  ------  ----------   --------   --------    -----

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  FOR THE YEARS ENDED DECEMBER
                                                                               31,
                                                                 -------------------------------
                                                                   1997       1996       1995
                                                                 ---------  ---------  ---------
Cash flows from operating activities:
  Net income...................................................  $  22,460  $  14,509  $  10,370
  Adjustments to net income:
    Depreciation and amortization..............................     25,060     20,311     16,000
    Loss on disposition of assets..............................        904        583        102
    Changes in operating assets and liabilities:
      Accounts receivable......................................    (24,023)   (13,551)    (8,388)
      Net investment in leases.................................     (8,029)    (7,440)    (7,230)
      Collections on leases....................................      8,625     10,454     13,745
      Inventory and other assets...............................     (6,129)    (3,782)    (1,456)
      Customer deposits........................................      5,418       (745)     1,857
      Other liabilities........................................     15,329      9,526      4,022
                                                                 ---------  ---------  ---------
  Net cash provided by operating activities....................     39,615     29,865     29,022
                                                                 ---------  ---------  ---------
Cash flows from investing activities:
  Capital expenditures, net....................................    (32,579)   (29,397)   (29,231)
  Capitalized software development costs, net..................     (3,127)      (293)    (2,000)
  Purchase of subsidiary.......................................     (2,046)    --         --
                                                                 ---------  ---------  ---------
  Net cash used in investing activities........................    (37,752)   (29,690)   (31,231)
                                                                 ---------  ---------  ---------
Cash flows from financing activities:
  Net borrowings (paydown) under revolving credit agreements...      4,000    (30,000)    22,000
  Proceeds from issuance of long-term debt.....................     --          2,765      4,096
  Payments on long-term debt...................................     (5,101)   (25,180)   (15,620)
  Proceeds from issuance of common stock less expenses.........      3,469     54,103      1,643
  Repurchase of common stock...................................     --            (38)    (5,249)
  Purchase of treasury stock, net..............................     (9,896)    --         --
                                                                 ---------  ---------  ---------
  Net cash (used in) provided by financing activities..........     (7,528)     1,650      6,870
                                                                 ---------  ---------  ---------
Net (decrease) increase in cash................................     (5,665)     1,825      4,661
Cash at beginning of year......................................      8,452      6,627      1,966
                                                                 ---------  ---------  ---------
Cash at end of year............................................  $   2,787  $   8,452  $   6,627
                                                                 ---------  ---------  ---------
                                                                 ---------  ---------  ---------
Supplemental Cash Flow Information:
  Cash paid during the year for:
    Interest...................................................  $     871  $   4,595  $   5,145
    Income taxes...............................................     13,106      9,748      4,210

    The accompanying notes are an integral part of the financial statements.

                            USCS INTERNATIONAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  GENERAL

    USCS International, Inc. (the Company), a Delaware corporation, provides transaction-based comprehensive customer management software and services and bill processing services and solutions to the global communications industry and other high volume services companies and sells, maintains and leases computer systems primarily in North America. The Company generally provides software and bill processing services to cable television and multi-service providers under long-term bundled service contracts. The Company also provides bill processing services on a stand-alone basis primarily to clients in the telecommunications market. In June 1996, the Company completed an initial public offering (IPO) of its common stock.

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

    In November 1997, the AICPA issued Statement of Position No. 97-2 "Software Revenue Recognition" (SOP 97-2), which is effective for fiscal years beginning after December 15, 1997. The Company has evaluated the provisions of SOP 97-2 and does not expect the adoption of SOP 97-2 to have a material impact on the Company's revenue recognition policies.

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

                            USCS INTERNATIONAL, INC.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Research and Development--Research and development costs are expensed as incurred and consist primarily of software development costs incurred prior to the achievement of technological feasibility. The Company capitalizes software development costs after the products reach technological feasibility. These costs are amortized on a product-by-product basis using the greater of the amount computed by taking the ratio of current year net revenue to estimated future net revenue or the amount computed by the straight-line method over the estimated useful life of the product. No amortization has been recorded to date. The Company evaluates the net realizable value of capitalized software development costs on a product-by-product basis in accordance with SFAS 86. The cost of custom development that is required by a specific client is charged to cost of revenue.

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

    Earnings Per Share--The Company has presented earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). All previously reported amounts have been restated to conform to SFAS 128. In addition, pursuant to Securities and Exchange Commission ("SEC") guidelines, earnings per share for all periods prior to the IPO have been restated in accordance with SEC Staff Accounting Bulletin No. 98 ("SAB 98"). See Note 11.

    Stock-Based Compensation--The Company accounts for stock-based compensation arrangements with employees and directors in accordance with the provisions of APB No. 25 "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company's stock and the amount an employee or director must pay to acquire the stock.

    Treasury Stock--The Company, from time to time, at the authorization of the Board of Directors, repurchases shares of the Company's common stock to be held as treasury stock with reservation of such treasury stock for future issuance under various employee stock purchase and incentive stock option plans, and for distributions to the Company's 401(k) Retirement Plan.

    Recent Accounting Pronouncements--In June 1997, Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130") and Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") were issued. The adoption of both statements is required for years beginning after December 31, 1997. SFAS 130 requires, in addition to net income, the identification, classification and presentation of items of comprehensive income, as defined by the statement, in the Company's financial statements and notes thereto. SFAS 131 requires separate reporting in the financial statements of certain financial and descriptive information about operating segments. The Company will report comprehensive income for the first quarter of 1998 and segment reporting for the year ended December 31, 1998. The Company does not expect the adoption of the statements to have a material impact on its consolidated financial statements.

                            USCS INTERNATIONAL, INC.

3.  BALANCE SHEET COMPONENTS AT DECEMBER 31 (IN THOUSANDS)

    Property and equipment, net, consists of the following:

                                                                           1997        1996
                                                                        ----------  ----------
Computer and production equipment.....................................  $  122,324  $  122,105
Plant and property....................................................      36,222      32,545
Leasehold improvements................................................      10,834      12,715
Office equipment......................................................      10,575       8,674
Capital projects-in-progress..........................................      13,211       5,723
                                                                        ----------  ----------
                                                                           193,166     181,762
Less accumulated depreciation and amortization........................      91,535      87,412
                                                                        ----------  ----------
                                                                        $  101,631  $   94,350
                                                                        ----------  ----------
                                                                        ----------  ----------

    Accounts payable and accrued expenses consists of the following:

                                                                           1997        1996
                                                                        ----------  ----------
Trade accounts payable................................................  $   31,177  $   20,791
Accrued payroll and related expenses..................................      14,321      13,915
Accrued retirement plan contributions.................................       6,971       5,218
Other accrued expenses................................................       6,529       3,498
Income taxes payable..................................................       3,658       5,553
                                                                        ----------  ----------
                                                                        $   62,656  $   48,975
                                                                        ----------  ----------
                                                                        ----------  ----------

4.  BENEFITS PLANS

    The Company has an employee savings and pension benefit plan (known as the 401(k) Retirement Plan). This plan covers substantially all employees. The Company matches employee contributions of up to six percent of compensation at a rate of fifty percent. The Company is required to make a contribution of 3% of each eligible employee's annual compensation. Commencing in 1996, under the plan's profit-sharing element, the Company also contributes 10% of pretax profits. Prior to 1996, under the plan's profit-sharing element, the Company could contribute up to 3% of each eligible employee's compensation determined at the discretion of the Board of Directors. The Company's contribution expense was $6,737,000, $5,179,000 and $4,204,000 in 1997, 1996 and 1995.

    The Company may fund the plan's profit-sharing element either with cash or with shares of the Company's common stock. The Company intends to fund the 1997 obligation to the 401(k) with shares held in treasury at the fair market value on the date of contribution.

    The Company had two defined contribution stock ownership plans (ESOP) covering substantially all employees who were employed by the Company as of February 18, 1993. There were no contributions to the plans in 1997, 1996 and 1995. Under the plans, the Company was obligated, at the employee's option, to repurchase vested shares at the current fair market value upon termination or retirement. Substantially all share repurchases in 1996 and prior years resulted from the repurchase of shares from former employees. The Company's repurchase obligations under the plans lapsed effective with the IPO. In 1997, the Board of Directors terminated the Company's ESOP effective January 1, 1997. An initial distribution from the ESOP trust occurred in August 1997, with a total of approximately 518,000 shares and cash of

                            USCS INTERNATIONAL, INC.

4.  BENEFITS PLANS (CONTINUED)
$579,000 distributed to the participants. In December 1997, the remaining approximately 2,900,000 shares and cash of $97,000 were distributed.

    The Company has non-qualified deferred compensation plans for senior management and certain highly compensated employees. The plans permit participants to defer a portion of their compensation and may provide additional life insurance benefits until termination of their employment at which time payment of amounts deferred is made in a lump sum or annual installments. Deferred amounts accrue interest at a rate determined by the Board of Directors or are credited with deemed gains or losses of the underlying investments. At December 31, 1997, amounts deferred under the plans and the related accrued interest were not material.

5.  LONG-TERM DEBT

    Long-term debt consists of the following at December 31 (dollars in thousands):

                                                                                   MATURITIES    1997       1996
                                                                                   ----------  ---------  ---------
Credit agreement with a finance company, collateralized, without recourse, by         1998     $   4,559  $   8,027
 minimum rentals receivable of $5,728; principal and interest payable monthly at       to
 fixed interest rates resulting in a weighted average interest rate of 8.81% at       2000
 December 31, 1997...............................................................

Credit line with two banks.......................................................     2001         4,000     --

Bonds payable, with interest (rate of 6.83% at December 31, 1997) and principal       1999           759      2,392
 repayable in approximately equal monthly installments, collateralized by first deeds of trust on building and land with a net book value of $4,716.............
                                                                                               ---------  ---------

                                                                                                   9,318     10,419
Less current portion.............................................................                  3,865      4,772
                                                                                               ---------  ---------
Total long-term debt.............................................................              $   5,453  $   5,647
                                                                                               ---------  ---------
                                                                                               ---------  ---------

    The Company has an unsecured revolving credit line with two banks in the amount of $50 million. Borrowings under the agreement bear interest at the Company's choice of LIBOR (plus a margin ranging from .55% to 1.25%), the bank's base rate or a quoted rate (rate of 6.94% at December 31, 1997).

    Under the borrowing agreements, the Company is required to maintain certain financial ratios and meet a net worth test. In addition, the Company has four outstanding standby letters of credit totaling $4,684,000 at December 31, 1997. Based on the borrowing rates currently available to the Company for credit facilities and bonds with similar terms and average maturities, the carrying value of long-term debt at December 31, 1997 is considered to approximate fair value.

    Maturities of long-term debt at December 31, 1997 are as follows (in thousands):

1998................................................................  $   3,865
1999................................................................      1,395
2000................................................................         58
2001................................................................      4,000
                                                                      ---------
                                                                      $   9,318
                                                                      ---------
                                                                      ---------

                            USCS INTERNATIONAL, INC.

6.  COMMITMENTS AND CONTINGENCIES

    The Company leases certain facilities and equipment under operating leases with terms ranging from one to twenty years. Rental expense was $9,844,000, $9,594,000 and $8,798,000 in 1997, 1996 and 1995.

    Future minimum rental commitments under operating leases are (in thousands):

1998................................................................  $   6,736
1999................................................................      5,549
2000................................................................      3,866
2001................................................................      2,074
2002................................................................      1,074
Thereafter..........................................................      3,206

    The Company has legal proceedings incidental to its normal business activities. In the opinion of the Company, the outcome of the proceedings will not have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

7.  INCOME TAXES

    The deferred tax assets and liabilities are comprised of the following at December 31 (in thousands):

                                                                             1997       1996
                                                                           ---------  ---------
Deferred tax assets:
  Compensation and employee benefits related items.......................  $   3,132  $   4,714
  Differences in revenue recognition for book and tax purposes...........        665      2,840
  Accruals and other non-deductible reserves.............................      3,645      3,542
                                                                           ---------  ---------
    Total deferred tax assets............................................      7,442     11,096
                                                                           ---------  ---------
Deferred tax liabilities:
  Tax in excess of book depreciation.....................................      6,102      6,163
  Capital leases recorded as operating leases for tax purposes...........      1,523      1,762
  Other..................................................................      1,607        674
                                                                           ---------  ---------
    Total deferred tax liabilities.......................................      9,232      8,599
                                                                           ---------  ---------
Net deferred tax liability (asset).......................................  $   1,790  $  (2,497)
                                                                           ---------  ---------
                                                                           ---------  ---------

                            USCS INTERNATIONAL, INC.

7.  INCOME TAXES (CONTINUED)
    The income tax provision is comprised of the following for the years ended December 31 (in thousands):

                                                                  1997       1996       1995
                                                                ---------  ---------  ---------
Current:
  Federal.....................................................  $   9,029  $  11,675  $   4,883
  State.......................................................      1,694      1,786        838
                                                                ---------  ---------  ---------
                                                                   10,723     13,461      5,721
                                                                ---------  ---------  ---------
Deferred:
  Federal.....................................................      3,436     (3,311)       924
  State.......................................................        851       (324)       125
                                                                ---------  ---------  ---------
                                                                    4,287     (3,635)     1,049
                                                                ---------  ---------  ---------
                                                                $  15,010  $   9,826  $   6,770
                                                                ---------  ---------  ---------
                                                                ---------  ---------  ---------

    The income tax rate varies from amounts computed by applying the U.S. statutory rate to income before provision for income taxes. The tax rates for the years ended December 31 are as follows:

                                                                        1997  1996  1995
                                                                        ----  ----  ----
Income tax computed using U.S. statutory rate.........................  34.3% 34.4% 34.7%
State income taxes, net of federal benefits...........................   6.8   4.4   6.1
Effect of income of foreign subsidiary................................  (1.1)  --    --
Other.................................................................   --    1.6  (1.3)
                                                                        ----  ----  ----
    Income tax provision..............................................  40.0% 40.4% 39.5%
                                                                        ----  ----  ----
                                                                        ----  ----  ----

8.  SIGNIFICANT CUSTOMERS AND RELATED PARTY TRANSACTIONS

    The Company has three significant customers. Revenue from the largest customer was $53,101,000, $55,651,000 and $47,287,000 or 18%, 21% and 21% of
total revenue in 1997, 1996 and 1995. This customer is in the process of transferring its business to another company. Revenue and percentage of total revenue, respectively, from the other significant customers totaled $39,262,000 or 13% and $27,417,000 or 9% in 1997, $41,066,000 or 16% and $25,013,000 or 10%
in 1996, $38,849,000 or 17% and $17,858,000 or 8% in 1995.

    Advisory services were provided to the Company for approximately $400,000 in 1997, 1996 and 1995 by Westar Capital. Three Directors of the Company are associated with Westar.

                            USCS INTERNATIONAL, INC.

9.  LEASING ACTIVITIES

LEASES

    The net investment in sales-type leases held by the Company and its leasing subsidiary reflects the gross lease receivable and the estimated residual value of the leased equipment less unearned income. The net investment in sales-type leases consists of the following at December 31 (in thousands):

                                                                            1997       1996
                                                                          ---------  ---------
Total minimum lease payments receivable.................................  $  12,858  $  15,516
Estimated unguaranteed residual value of leased property................         10          8
                                                                          ---------  ---------
Gross investment in leases..............................................     12,868     15,524
Less unearned income....................................................      2,290      4,350
                                                                          ---------  ---------
Net investment in leases................................................     10,578     11,174
Less current portion....................................................      5,892      4,922
                                                                          ---------  ---------
Non-current portion.....................................................  $   4,686  $   6,252
                                                                          ---------  ---------
                                                                          ---------  ---------

    Lease transactions which do not meet the criteria of a sales-type lease are accounted for as operating leases. Leased equipment is recorded at cost and depreciated on a straight-line basis over the life of the lease term to the estimated residual value at the expiration of the lease term. Income is recognized monthly on a straight-line basis over the life of the lease. Operating leases are non-cancelable. At December 31, 1997, equipment leased to clients under operating leases had a cost of $7,462,000 and a net book value of $4,951,000.

    Future payments to be received under leases are (in thousands):

                                                                         SALES-TYPE    OPERATING
                                                                         -----------  -----------
1998...................................................................   $   7,871    $   2,075
1999...................................................................       3,375        2,062
2000...................................................................       1,612          938
                                                                         -----------  -----------
                                                                          $  12,858    $   5,075
                                                                         -----------  -----------
                                                                         -----------  -----------

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

SUBSIDIARY

    At December 31, 1997 and 1996, the Company's wholly owned leasing subsidiary had total assets of $17,061,000 and $16,197,000 and long-term debt of $4,559,000 and $8,027,000, respectively. Net income was $1,794,000, $1,147,000 and
$1,352,000 in 1997, 1996 and 1995.

                            USCS INTERNATIONAL, INC.

10.  STOCK-BASED COMPENSATION

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

    Information regarding the Company's stock option plans is summarized below:

                                                                                      WEIGHTED
                                                                                       AVERAGE
                                                                         NUMBER OF    EXERCISE
                                                                           SHARES       PRICE
                                                                         ----------  -----------
Shares under option:
  Outstanding at January 1, 1995.......................................   2,182,887   $    2.25
  Granted..............................................................     551,775        5.05
  Exercised............................................................    (708,393)       1.44
  Canceled.............................................................    (241,773)       3.00
                                                                         ----------
  Outstanding at December 31, 1995.....................................   1,784,496        3.34
  Granted..............................................................   1,229,074       13.20
  Exercised............................................................    (538,412)       2.10
  Canceled.............................................................    (160,603)       6.93
                                                                         ----------
  Outstanding at December 31, 1996.....................................   2,314,555        8.62
  Granted..............................................................     666,930       17.46
  Exercised............................................................    (406,034)       3.33
  Canceled.............................................................     (79,935)      11.06
                                                                         ----------
  Outstanding at December 31, 1997.....................................   2,495,516   $   11.76
                                                                         ----------
                                                                         ----------

    At December 31, 1997, 1,962,936 shares were available for future grants under the stock option plans.

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

                            USCS INTERNATIONAL, INC.

10.  STOCK-BASED COMPENSATION (CONTINUED)
    The following pro forma information has been prepared as if the Company had accounted for its employee stock options using the fair-value based method of accounting established by SFAS 123. Earnings per share amounts have been restated for 1996 and 1995 in accordance with SFAS 128 (see note 12):

                                                                 1997       1996       1995
                                                               ---------  ---------  ---------
Net income (in thousands):
  As reported................................................  $  22,460  $  14,509  $  10,370
  Pro forma..................................................     21,312     14,036     10,265

Earnings per share:
  As reported--Basic.........................................       0.97       0.69       0.53
  Pro forma--Basic...........................................       0.92       0.66       0.53

  As reported--Diluted.......................................       0.93       0.66       0.51
  Pro forma--Diluted.........................................       0.88       0.64       0.51

    SFAS 123 pro forma calculations are based on the following assumptions for grants in 1997, 1996 and 1995, respectively: risk-free weighted-average interest rates of 5.9%, 5.7% and 5.9%; volatility factors of the expected market price of the Company's common stock of 45.1%, 43.3% and 43.3%; and weighted average expected option lives of 7.1, 7.3 and 6.9 years.

    Summary information concerning outstanding and exercisable employee option as of December 31, 1997 is as follows:

                                                  WEIGHTED
                                                   AVERAGE       WEIGHTED                  WEIGHTED
                                                  REMAINING       AVERAGE                   AVERAGE
                                    NUMBER       CONTRACTUAL     EXERCISE      NUMBER      EXERCISE
RANGE OF EXERCISE PRICES          OUTSTANDING       LIFE           PRICE     EXERCISABLE     PRICE
--------------------------------  -----------  ---------------  -----------  -----------  -----------
$  .20 - $ 4.35.................     332,657           5.57      $    3.34      310,166    $    3.27
  5.05 -   7.38.................     389,471           7.57           5.09      125,425         5.07
 12.50       ...................     895,389           8.28          12.50      170,268        12.50
 13.33 -  17.50.................     523,525           9.61          16.14       34,710        15.69
 17.55 -  23.56.................     354,474           8.77          18.66       37,081        17.90
                                  -----------           ---     -----------  -----------  -----------
$  .20 - $23.56.................   2,495,516           8.16      $   11.76      677,650    $    7.36
                                  -----------           ---     -----------  -----------  -----------
                                  -----------           ---     -----------  -----------  -----------

    Exercise prices of some options differ from the market price of the stock on the grant date. During 1997, 1996 and 1995, options for 561,190, 1,229,074 and 551,775 shares of stock were granted at a weighted average exercise price of $17.45, $13.20 and $5.05 per share, respectively, which equaled the weighted average fair value on the date of grant.

    In addition, during 1997, options to purchase 105,740 shares were granted at $17.55 per share. The fair value on the date of grant was $16.63 per share. The optionees are entitled to receive a bonus of $16.55 per share exercised. There were no grants in 1997, 1996, or 1995 with exercise prices greater than the market price at the date of grant.

    Compensation expense recognized in accordance with APB 25 was not material in 1997, 1996 and 1995.

                            USCS INTERNATIONAL, INC.

10.  STOCK-BASED COMPENSATION (CONTINUED)
EMPLOYEE STOCK PURCHASE PLAN

    In April 1996, the Company adopted an Employee Stock Purchase Plan (the "Plan") which was implemented in 1997. Under the Plan, shares are purchased on a quarterly basis at 95% (90% as of January 1, 1998) of the lower of fair market value of the Company's common stock on the first or last business day of each calendar quarter. Shares purchased under the Plan may not be sold or otherwise transferred for six months after issuance. Common stock purchases under the Plan totaled approximately 19,000 shares at a weighted average purchase price of $18.41. The weighted average fair value of the employee purchase rights and compensation expense, as calculated under SFAS 123 using the Black-Scholes option valuation model, was immaterial.

11.  EARNINGS PER SHARE

    The Company has presented earnings per share in accordance with SFAS 128. Under SFAS 128, basic earnings per share is computed using the weighted average number of outstanding registered shares. Diluted earnings per share are computed using weighted average registered shares and common stock equivalents, including the net shares issuable upon exercise of stock options when dilutive.

    Pursuant to SEC guidelines, the Company's earnings per share calculation for all periods prior to the IPO included additional dilution from certain common stock and common stock equivalents issued within one year prior to the IPO. These shares were included in the calculation as if they were outstanding for all periods prior to their issuance. In February 1998, the SEC issued SAB 98 which amends this treatment and requires all earnings per share calculations presented to conform with SFAS 128. All earnings per share amounts presented have been restated to reflect the application of SFAS 128 and SAB 98.

    The following table reconciles net income and weighted average shares outstanding for the basic earnings per share and the diluted earnings per share computation. Common stock equivalents consist solely of the net shares issuable upon the exercise of stock options when dilutive.

PER SHARE AMOUNT RECONCILIATION

(AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)                     1997       1996       1995
-------------------------------------------------------------  ---------  ---------  ---------
Net Income...................................................  $  22,460  $  14,509  $  10,370
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Weighted average shares outstanding..........................     23,164     21,178     19,452
Common stock equivalents.....................................      1,039        897        707
                                                               ---------  ---------  ---------
Diluted shares outstanding...................................     24,203     22,075     20,159
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Basic earnings per share.....................................  $    0.97  $    0.69  $    0.53
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------
Diluted earnings per share...................................  $    0.93  $    0.66  $    0.51
                                                               ---------  ---------  ---------
                                                               ---------  ---------  ---------

    Earnings per share amounts would have been $0.93, $0.64 and $0.49 in 1997, 1996 and 1995, respectively, had the amounts been calculated in accordance with pronouncements in effect prior to the adoption of SFAS 128 and SAB 98.

                            USCS INTERNATIONAL, INC.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                              1ST QUARTER  2ND QUARTER  3RD QUARTER  4TH QUARTER
                                                              -----------  -----------  -----------  -----------
                                                                     (IN THOUSANDS EXCEPT PER SHARE DATA)
YEAR ENDED DECEMBER 31, 1997
Total revenue...............................................   $  70,970    $  72,698    $  73,123    $  82,555
Gross profit................................................      28,784       31,523       31,905       34,186
Operating income............................................       8,648        9,466        9,783       10,127
Net income..................................................       5,053        5,602        5,791        6,014
Basic net income per share..................................        0.22         0.24         0.25         0.26
Diluted net income per share................................        0.21         0.23         0.24         0.25

YEAR ENDED DECEMBER 31, 1996
Total revenue...............................................   $  60,255    $  63,572    $  69,357    $  70,030
Gross profit................................................      22,094       23,801       27,713       28,683
Operating income............................................       5,443        5,841        7,912        8,324
Net income..................................................       2,563        2,843        4,328        4,775
Basic net income per share..................................        0.14         0.15         0.19         0.21
Diluted net income per share................................        0.13         0.14         0.18         0.20

YEAR ENDED DECEMBER 31, 1995
Total revenue...............................................   $  53,012    $  56,151    $  56,677    $  63,423
Gross profit................................................      19,498       19,053       20,044       23,428
Operating income............................................       4,937        5,016        5,965        6,188
Net income..................................................       2,281        2,287        2,794        3,008
Basic net income per share..................................        0.12         0.12         0.14         0.16
Diluted net income per share................................        0.11         0.11         0.14         0.15

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information regarding Directors of the Company who are standing for reelection is set forth under "Election of Directors" on pages 1 and 2 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, dated April 17, 1998, which pages are incorporated herein by reference.

    The executive officers and directors of the Company and their ages as of March 10, 1998 are as follows:

NAME                                           AGE                            POSITION WITH COMPANY
-----------------------------------------      ---      -----------------------------------------------------------------
James C. Castle, Ph.D....................          61   Chairman of the Board and Chief Executive Officer
Michael F. McGrail.......................          50   President of CableData, Inc. and Director
C. Randles Lintecum......................          53   President of International Billing Services, Inc.
Douglas L. Shurtleff.....................          51   Senior Vice President, Finance and Chief Financial Officer
Claudia D. Coleman.......................          46   Vice President, Corporate Development
George L. Argyros, Sr.(1)(2).............          61   Director
John W. Clark(1).........................          53   Director
James L. Hesburgh(2).....................          64   Director
Daniel R. Hesse(1).......................          44   Director
Charles D. Martin(2).....................          61   Director
Thomas A. Page(1)........................          64   Director
Larry W. Wangberg(2).....................          55   Director

------------------------

(1) Member of the Audit Committee.

(2) Member of the Compensation Committee.

    JAMES C. CASTLE, PH.D. joined the Company as Chairman of the Board and Chief Executive Officer in August 1992. Prior to joining USCS, Dr. Castle served as Chief Executive Officer and Director of Teradata Corporation, a manufacturer of high capacity, high performance parallel processing database systems, from August 1991 until April 1992. Dr. Castle served as President and Chief Executive Officer of Infotron Systems Corporation, a manufacturer of data and voice transmission equipment, from October 1987 until August 1991 and was named Chairman of the Board in May 1989. Prior to October 1987, Dr. Castle held various senior management positions with TBG Information Systems, Inc., Memorex Corporation, Honeywell, Inc. and General Electric. Dr. Castle is also a Director of PAR Technology Corp., Leasing Solutions, Inc., The PMI Group, Inc. and ADC Telecommunications, Inc. Dr. Castle received his B.S. from the U.S. Military Academy at West Point and a M.S.E.E. and Ph.D. in Computer and Information Sciences from the University of Pennsylvania.

    MICHAEL F. MCGRAIL has been President of CableData, Inc., the Company's wholly owned subsidiary, and a Director of the Company since April 1995. Since December 1993, Mr. McGrail has been President and Managing Director of CableData International, Ltd., a wholly owned subsidiary of CableData, Inc. Prior to his joining CableData, Mr. McGrail served as President of Gandalf International, Ltd. ("Gandalf"), a wide and local area network communications products company. He was also Managing Director of Infotron Systems International Ltd., which was acquired by Gandalf in 1991. Mr. McGrail received a B.Sc. with honors from the University of Sussex and an M.Sc. in Management from Trinity College, Dublin.

    C. RANDLES LINTECUM has been the President of International Billing Services, Inc. ("IBS"), a wholly owned subsidiary of the Company, since July 1995. From February 1995 to July 1995, Mr. Lintecum was Senior Vice President, Marketing and Business Development of USCS, and from May 1993 to February 1995 Mr. Lintecum was Vice President, Corporate Development of USCS. From 1989 to May 1993, Mr. Lintecum was Executive Vice President of Corporate Marketing for Infonet Services Corporation ("Infonet"), an international data network services company. From 1988 to 1989, Mr. Lintecum was division Vice President of Marketing for Computer Sciences Corporation, a computer services company. From 1985 to 1987, Mr. Lintecum was division Vice President of New Business Development for Computer Sciences Corporation. Mr. Lintecum received a B.S. in Business Administration from the University of Kansas and an M.B.A. from the University of Missouri.

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

    CLAUDIA D. COLEMAN has been Vice President, Corporate Development, of the Company since December 1995. From March 1988 to December 1995, Ms. Coleman held various positions, including Principal, in the investment banking division of Alex. Brown & Sons ("Alex. Brown"). Prior to joining Alex. Brown, Ms. Coleman was a Vice President in the investment banking division of Drexel Burnham Lambert from 1984 to 1988. From 1979 to 1984, Ms. Coleman held various positions, including Vice President, Corporate Planning, at Bank of America. Ms. Coleman received a B.A. and a M.B.A. from the University of California.

    GEORGE L. ARGYROS, SR. has been a Director of the Company since November 1990. Mr. Argyros is Chairman and Chief Executive Officer of Arnel & Affiliates, a West Coast diversified investment company. He is a General Partner and the principal financial partner in Westar Capital, a private investment company. Mr. Argyros serves as a member on the Boards of First American Financial Corporation, The Newhall Land and Farming Company, Rockwell International Corporation, Tecstar Inc., All Post, Inc., and Doskocil Manufacturing Company, Inc. and is Non-executive Chairman of Apria Healthcare Group. Since 1976 he has served as Chairman of the Board of Trustees of Chapman University and is a member of the Board of Trustees of the California Institute of Technology. Mr. Argyros is Chairman of the Board of Directors of The Beckman Foundation and Founding Chairman for the Nixon Center for Peace and Freedom in Washington, D.C. In 1993, he received the Horatio Alger Award of Distinguished Americans and currently serves as President and CEO of the Washington, D.C. based Horatio Alger Association.

    JOHN W. CLARK became a Director of the Company in January 1998. He is the Managing Partner of Westar Capital, a private equity firm with a portfolio of nine companies and a total amount invested in excess of $50 million. Mr. Clark was founding President and CEO of Valentec International, a producer of metal and electronic components for military and commercial products that was ultimately sold to Insilco, a Fortune 500 Company. Mr. Clark was founder and managing partner of Coyne and Clark, a CPA firm which was merged into Ernst & Whinney (now Ernst & Young) in 1982, and he served as managing partner of Ernst & Whinney's Newport Beach, California office. Mr. Clark is a Certified Public Accountant and a member of World Presidents Organization. He serves on the board of directors of various Westar portfolio companies and of Amerigon, Inc.

    JAMES L. HESBURGH became a Director of the Company in January 1998. He is President and CEO of James L. Hesburgh International, Inc., an international consulting and export management company, as well as President and CEO of Battley, Inc., a subsidiary of a French holding company. He serves as a Director of both companies and was a Director of Logicon until 1997. Previously, Mr. Hesburgh was Chairman of the Board of Hiller Aviation, Inc., a manufacturer of helicopters, and President, Director and

Member of the Executive Committee of Intercole Automation, Inc. Mr. Hesburgh is a Director of First Federal Bank of California, First Fed Corporation, Toastmaster Inc., Sinto America, Robert Sinto Corporation, Fremont Funding, Inc., Chief Executives Organization, Inc. and DocuSource, Inc. He is also a member of the Business Advisory Council of the University of Notre Dame, and a director emeritus of Saint John's Health Center Foundation.

    DANIEL HESSE joined the Company's Board of Directors in January 1998. He is the President and Chief Executive Officer of AT&T Wireless Services, the nation's largest wireless operator with 8 million customers and over $4 billion in revenues, and serves as an Executive Vice President of AT&T. Previously, Mr. Hesse served as Vice President and General Manager of Business Development for AT&T and as Vice President and General Manager for the AT&T Online Services Group. From 1991 to 1995, he was President and Chief Executive Officer of AT&T Network Systems International, in which capacity he managed all AT&T Network Systems activities (now known as Lucent Technologies) in Europe, the Middle East and Africa. Mr. Hesse serves on the advisory boards of Cornell University and Cornell's Johnson Graduate School of Management, where he serves as Chairman of the Dean's Society. He also serves on the advisory board of the University of Washington School of Business Administration and the University of Notre Dame College of Business Administration.

    CHARLES D. MARTIN has been a Director of the Company since November 1990. Mr. Martin has been a general partner of Enterprise Partners, a Southern California-based venture capital firm, since its formation in 1985. He has also been a general partner of Westar Capital Associates, which is the sole general partner of Westar, since its formation in 1987. Mr. Martin also serves on the Board of Directors Tecstar, Inc., All Post, Inc., Doskocil Manufacturing, Inc., ObjectAutomation and El Dorado Communications. Mr. Martin also serves as a Trustee of Chapman University and is Chairman of the Board of Trustees of the Orange County Museum of Art.

    THOMAS A. PAGE became a Director of the Company in February 1998. He recently retired as Chairman of Enova Corporation and San Diego Gas and Electric (SDG&E). Enova Corporation is the parent company of SDG&E and six other U.S.-based subsidiaries involved in energy-related services and investments. He is the former CEO of SDG&E serving in that capacity from 1981 to 1995 and continued as chairman of Enova and SDG&E through 1997. Mr. Page will continue as a Director of Enova and SDG&E until their 1998 annual meetings. Prior to joining SDG&E in 1978, Mr. Page was executive vice president and a member of the board of Gulf States Utilities, and treasurer and controller of Wisconsin Power and Light Company. Mr. Page is currently a Director of Burnham Pacific Properties, a member of the Board of Overseers at U.C. San Diego and a director of the California Chamber of Commerce.

    LARRY W. WANGBERG has been a Director of the Company since May 1996. Mr. Wangberg is President and Chief Executive Officer of ZDTV (Ziff-Davis TV). Prior to joining Ziff-Davis, he was Chairman and CEO of StarSight Telecast, Inc., an interactive, on-screen TV guide and navigator software service company. Mr. Wangberg previously served as Chairman and CEO of Times Mirror Cable Television, Inc., a provider of broadband-based network and cable broadcast services. Mr. Wangberg simultaneously served as Senior Vice President of the parent The Times Mirror Company, a major information provider. In 1995 he engineered the merger of Times Mirror Cable Television into Cox Communications. Mr. Wangberg is a past chairman of the National Cable Television Association (NCTA), and has served as vice chairman of the National Academy of Cable Programming. He previously served on the boards of C-SPAN, Cable Labs and Zilog, Inc.

    There are no family relationships between any directors or executive officers of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

    Information regarding the Company's compensation of its executive officers is set forth under "Information Regarding Executive Officers Compensation" on pages 7 through 9 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, dated April 17, 1998, which pages are incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information regarding security ownership of certain beneficial owners and management is set forth under "Beneficial Ownership Of Principal Stockholders, Directors And Management" on pages 4 through 6 of the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders, dated April 17, 1998, which pages are incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information regarding certain relationships and related transactions is set forth under "Certain Relationships And Related Transactions" on page 10 of the Company's Proxy Statement for the 1998 Annual Meeting of Shareholders, dated April 17, 1998, which pages are incorporated herein by reference.

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

(b) Reports on Form 8-K

    No reports on Form 8-K were filed by the Registrant during the quarter ended December 31, 1997.

(c) Exhibits

EXHIBIT NO.  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
       3.1   Second Amended and Restated Certificate of Incorporation of USCS International, Inc. (3)

       3.2   Bylaws of the Registrant. (1)

       3.3   Certificate of Designation of Rights, Preferences and Privileges of Series A Preferred Stock. (1)

       4.1   Reference Exhibit 3.1.

       4.2   Stockholder Rights Plan. (1)

      10.1   Amended and Restated 1988 Stock Option Plan.

      10.2   Amended and Restated 1993 Stock Option Plan.

EXHIBIT NO.  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
      10.3   Amended and Restated 1990 Stock Option Plan.

      10.4   Amended and Restated 1996 Directors' Stock Option Plan.

      10.5   Amended and Restated 1996 Stock Option Plan.

      10.6   Amended Employee Stock Purchase Plan.

      10.7   Deferred Compensation Plan.

      10.8   Bonus Deferral Plan. (4)

      10.9   Agreement pursuant to Rule 601(b)(4)(iii)(A) to file Trust Indenture dated as of June 30, 1989 between the Registrant and Sun Bank, as Trustee. (1)

      10.10  Agreement pursuant to Rule 601(b)(4)(iii)(A) to file Reimbursement Agreement dated as of June 30,
               1989 between the Registrant and Sanwa Bank of California. (1)

      10.11  Credit Agreement dated as of February 15, 1996 among International Billing Services, Nationsbank of
               Texas and the Lender Parties named therein. (1)

      10.12  Credit Agreement dated as of February 15, 1996 among the Registrant, Nationsbank of Texas and the
               Lender Parties named therein. (1)

      10.13  Strategic Business Agreement dated January 19, 1992 between the Registrant and International
               Business Machines Corporation and Addendum Number One to Strategic Business Agreement dated June
               4, 1993 between the Registrant and International Business Machines Corporation. (1)

      10.14  Business Alliance Program Agreement between Oracle Corporation and CableData. (1)

      10.15  Amended, Consolidated and Restated Credit Agreement dated as of September 30, 1996 among the
               Registrant as borrower and NationsBank, N.A. and Mellon Bank, N.A. as lender. (2)

      10.16  On/Line Operating and License Agreement dated June 7, 1996 between CableData, Inc. and TCI Cable
               Management Corporation. (1)

      10.17  On/Line Operating and Licensing Agreement dated December 17, 1993 between the Registrant dba
               CableData and Continental Cablevision. (1)

      10.18  Statement Production Services Agreement dated August 20, 1993 between the Registrant dba
               International Billing Services and Ameritech Corporation. (1)

      10.19  Software License and Service Agreement and Network User License Addendum dated May 18, 1994 between the Registrant and Oracle Corporation. (1)

      10.20  Strategic Business Alliance Agreement dated February 28, 1997 between the Registrant and CBIS. (3)

      10.21  Tandem Alliance Agreement dated January 1, 1995 between Tandem and CableData. (1)

      10.22  Contract for Computer Software (Postalsoft Software License Agreement) dated February 13, 1996 between IBS and Postalsoft, Inc. (1)

      10.23  Employment Agreement dated August 10, 1992 between the Registrant and James C. Castle. (1)

      10.24  Employment Agreement dated June 29, 1995 with Michael McGrail. (1)

      10.25  Form of Severance Agreement. (1)

      10.26  Building Lease for property located at 2969 Prospect Park Drive and 11020 Sun Center Drive between the Registrant and F.I.A. Profile Fund I dated January 19, 1994. (1)

EXHIBIT NO.  DESCRIPTION
-----------  ----------------------------------------------------------------------------------------------------
      10.27  Alternate Mailing System Agreement dated March 28, 1996 between the United States Postal Service and
               IBS. (1)

      10.28  Alternate Mailing Systems Agreement dated April 18, 1996 between the United Postal Service and
               International Billing Services, Inc. (1)

      10.29  Form of Directors' Indemnification Agreement. (1)

      11.    Statement re: computation of earnings per share.

      21.    List of Subsidiaries.

      23.    Consent of Independent Public Accountants.

      24.    Power of Attorney. Contained in page 44 of this Annual Report on Form 10-K and incorporated herein by reference.

      27.    Financial data schedule.

------------------------

(1) Incorporated by reference to Registrant's Registration Statement on Form S-1, Registration No. 333-3842, filed pursuant to Section 5 of the Securities Act of 1933, as amended.

(2) Incorporated by reference to Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996.

(3) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(4) Incorporated by reference to Registrant's Registration Statement on Form S-8, Registration No. 333-34801, filed pursuant to Section 5 of the Securities Act of 1933, as amended.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in the City of Rancho Cordova, State of California, on the 23rd day of March, 1998.

                                USCS INTERNATIONAL, INC.

                                By:           /s/ DOUGLAS L. SHURTLEFF
                                     -----------------------------------------
                                                Douglas L. Shurtleff
                                        SENIOR VICE-PRESIDENT OF FINANCE AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

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

                      NAME                                           TITLE                            DATE
------------------------------------------------  --------------------------------------------  -----------------

              /s/ JAMES C. CASTLE                 Chief Executive Officer and
     --------------------------------------         Chairman of the Board of Directors           March 23, 1998
                James C. Castle                     (Principal Executive Officer)

           /s/ GEORGE L. ARGYROS, SR.
     --------------------------------------       Director                                       March 23, 1998
             George L. Argyros, Sr.

             /s/ CHARLES D. MARTIN
     --------------------------------------       Director                                       March 23, 1998
               Charles D. Martin

             /s/ MICHAEL F. MCGRAIL
     --------------------------------------       Director                                       March 23, 1998
               Michael F. McGrail

             /s/ LARRY W. WANGBERG
     --------------------------------------       Director                                       March 23, 1998
               Larry W. Wangberg

            /s/ DOUGLAS L. SHURTLEFF              Senior Vice-President of Finance and
     --------------------------------------         Chief Financial Officer                      March 23, 1998
              Douglas L. Shurtleff                  (Principal Financial Officer)

               /s/ ZAIDA A. KLEIN                 Vice-President, Controller and
     --------------------------------------         Chief Accounting Officer                     March 23, 1998
                 Zaida A. Klein                     (Principal Accounting Officer)