Form 10-Q
period 1998-03-31
USCS INTERNATIONAL INC
filed 1998-05-11
CIK 1012459

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                      FORM 10-Q
(Mark one)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended March 31, 1998

                                          OR

/ /            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                           Commission file number: 0-28268

                               USCS INTERNATIONAL, INC.
               --------------------------------------------------------
                (Exact name of registrant as specified in its charter)

     DELAWARE                                          94-1727009
-------------------------------------                  ---------------
(State or other jurisdiction of                        (IRS Employer
 incorporation or organization)                        Identification)

2969 PROSPECT PARK DRIVE,
RANCHO CORDOVA,  CALIFORNIA                            95670-6148
------------------------------------------------       ----------
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

                       Yes    X              No
                             ---             ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                    Outstanding at April 30, 1997
    -----------------------------            ---------------------------------
    Common Stock, $.05 par value             23,374,890 shares

                               USCS INTERNATIONAL, INC.
                                 REPORT ON FORM 10-Q
                         FOR THE QUARTER ENDED MARCH 31, 1998



                                                                 Page No.
                                                             ----------------
Part I.  Financial Information

  Item 1.  Financial Statements                                      3

    Consolidated Condensed Balance Sheets
    March 31, 1998 (Unaudited) and December 31, 1997                 4

    Consolidated Condensed Statements of Operations (Unaudited)
    Three months ended March 31, 1998 and 1997                       5

    Consolidated Condensed Statements of Comprehensive
    Income (Unaudited) Three months ended March 31,
    1998 and 1997                                                    6

    Consolidated Condensed Statements of Cash Flows
    (Unaudited) Three months ended March 31, 1998 and 1997           7

    Notes to Consolidated Condensed Financial Statements             8

  Item 2.  Management's Discussion and Analysis of Financial
           Condition, Results of Operations, and Certain
           Factors That May Affect Future Results.                  9-17

  Item 3.  Quantitative and Qualitative Disclosures About
           Market Risk                                               18

Part II. Other Information

  Item 1.  Legal Proceedings                                         18

  Item 2.  Changes in Securities                                     18

  Item 3.  Defaults Upon Senior Securities                           18

  Item 4.  Submission of Matters to a Vote of Security Holders       18

  Item 5.  Other Information                                         18

  Item 6.  Exhibits and Reports on Form 8-K                          18

           Signature                                                 19


                               USCS INTERNATIONAL, INC.


PART I- FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1997, have been prepared by USCS International, Inc. (the "Company") without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

                               USCS INTERNATIONAL, INC.
                        CONSOLIDATED CONDENSED BALANCE SHEETS

                  (In thousands except share and per share amounts)


                                                                            March 31,    December 31,
                                                                              1998          1997
                                                                           -----------   -----------
                                                                           (unaudited)

                                                   ASSETS
Current Assets:
     Cash                                                                   $   9,503     $   2,787
     Accounts receivable                                                       94,972        97,654
     Current portion of net investment in leases                                5,966         5,892
     Paper products and other inventory                                         5,238         4,573
     Other                                                                      7,557         9,853
                                                                           -----------   -----------
      Total current assets                                                    123,236       120,759
Property and equipment, net                                                    99,968       101,631
Net investment in leases, net of current portion                                4,166         4,686
Other                                                                          17,131        11,543
                                                                           -----------   -----------
Total assets                                                                $ 244,501     $ 238,619
                                                                           -----------   -----------
                                                                           -----------   -----------

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts payable and accrued expenses                                  $  53,602     $  62,656
     Current portion of long-term debt                                          6,159         3,865
     Deferred revenue                                                           6,055         4,529
                                                                           -----------   -----------
      Total current liabilities                                                65,816        71,050
Long-term debt, net of current portion                                          4,611         5,453
Customer deposits                                                              18,425        18,170
Other liabilities                                                              13,028        12,585
                                                                           -----------   -----------
      Total liabilities                                                       101,880       107,258
                                                                           -----------   -----------

Stockholders' Equity:

     Preferred Stock, $.05 par value, 10,000,000 shares authorized;
      no shares issued and outstanding                                              -             -
     Common Stock, $.05 par value,
      40,000,000 shares authorized; 23,427,582 shares issued and
      23,367,866 shares outstanding  at March 31, 1998 (unaudited) and
      23,427,582 shares issued and 22,947,233 shares outstanding
      at December 31, 1997                                                      1,171         1,171
     Additional paid-in capital                                                53,561        56,504
     Retained earnings                                                         89,166        82,897
     Treasury stock                                                            (1,125)       (9,047)
     Foreign currency translation adjustment                                     (152)         (164)
                                                                           -----------   -----------
      Total stockholders' equity                                              142,621       131,361
                                                                           -----------   -----------
Total liabilities and stockholders' equity                                  $ 244,501     $ 238,619
                                                                           -----------   -----------
                                                                           -----------   -----------


                            USCS INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                  (unaudited)

                    (In thousands except per share amounts)

                                                         Three months ended
                                                              March 31,
                                                   ----------------------------
                                                       1998            1997
                                                   ------------    ------------

Revenue:
  Software and services:
    Customer management                             $   39,679      $   37,779
    Bill processing                                     32,313          28,398
                                                   ------------    ------------
      Total                                             71,992          66,177
  Equipment sales and services                           6,536           4,793
                                                   ------------    ------------
      Total revenue                                     78,528          70,970
                                                   ------------    ------------

Cost of revenue:
  Software and services:
    Customer management                                 18,637          18,528
    Bill processing                                     23,659          20,860
                                                   ------------    ------------
      Total                                             42,296          39,388
  Equipment sales and services                           4,281           2,798
                                                   ------------    ------------
      Total cost of revenue                             46,577          42,186
                                                   ------------    ------------
Gross profit                                            31,951          28,784
                                                   ------------    ------------

Operating expenses:
  Research and development                               8,125           6,871
  Selling, general and administrative                   13,396          13,265
                                                   ------------    ------------
      Total operating expenses                          21,521          20,136
                                                   ------------    ------------
Operating income                                        10,430           8,648
Interest expense, net                                      153             169
                                                   ------------    ------------

Income before income taxes                              10,277           8,479

Income tax provision                                     4,008           3,426

                                                   ------------    ------------
Net income                                          $    6,269      $    5,053
                                                   ------------    ------------
                                                   ------------    ------------


Earnings per share:
  Basic                                             $     0.27      $     0.22
  Diluted                                           $     0.26      $     0.21

Weighted average common shares and equivalents:
  Basic                                                 23,032          23,096
  Diluted                                               23,761          24,134


                            USCS INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF
                              COMPREHENSIVE INCOME

                                  (unaudited)
                                 (In thousands)

                                                            Three months ended
                                                                 March 31,
                                                          ----------------------

                                                            1998        1997
                                                          ---------   ---------

Net income                                                 $ 6,269     $ 5,053

Other comprehensive income:
  Foreign currency translation adjustment                       12         (67)
                                                          ---------   ---------
Comprehensive income                                       $ 6,281     $ 4,986
                                                          ---------   ---------
                                                          ---------   ---------

                               USCS INTERNATIONAL, INC.
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                     (unaudited)
                                    (In thousands)


                                                                         Three months ended
                                                                              March 31,
                                                                     ---------------------------
                                                                         1998           1997
                                                                     ------------   ------------
Cash flows from operating activities:
Net cash provided by operating activities                             $   13,497     $    7,527
                                                                     ------------   ------------
Cash flows from investing activities:
     Capital expenditures, net                                            (5,079)        (3,734)
     Other                                                                (1,600)             -
                                                                     ------------   ------------
Net cash used in investing activities                                     (6,679)        (3,734)
                                                                     ------------   ------------

Cash flows from financing activities:
     Net paydown under revolving credit agreement                         (4,000)             -
     Payments on long-term debt                                           (1,975)        (1,454)
     Proceeds from issuance of long-term debt                              7,427            235
     Purchases of treasury stock net of issuances                         (1,554)             -
                                                                     ------------   ------------

Net cash used in financing activities                                       (102)        (1,219)
                                                                     ------------   ------------

Net increase in cash                                                       6,716          2,574

Cash at January 1                                                          2,787          8,452
                                                                     ------------   ------------

Cash at March 31                                                      $    9,503     $   11,026
                                                                     ------------   ------------
                                                                     ------------   ------------



Supplemental Schedule of Noncash Financing Activities:

     Contribution of Company shares to 401(k) Retirement Plan         $    6,533     $        -
                                                                     ------------   ------------
                                                                     ------------   ------------


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


2.  Treasury Stock

          The Company, from time to time, at the authorization of the Board of Directors, repurchases shares of the Company's common stock to be held as treasury stock with reservation of such treasury stock for future issuance under various employee stock purchase and incentive stock option plans and for distributions to the Company's 401(k) Retirement Plan.

          In March 1998, the Company contributed approximately 312,000 shares of treasury stock to the Company's 401(k) Retirement Plan. The fair market value on the date of contribution was $6,533,000.


3.  Earnings per Share

          The Company has presented earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128"). All previously reported amounts have been restated to conform to SFAS 128. Under SFAS 128, basic earnings per share are computed using the weighted average number of outstanding registered shares. Diluted earnings per share are computed using weighted average registered shares and common stock equivalents, including the net shares issuable upon exercise of stock options when dilutive.

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

          Founded in 1969, the Company is a leading global provider of customer management software and services to the communications and other service industries. The Company's revenues are derived primarily from providing software to cable television and multi-service providers worldwide, as well as bill processing services to cable television, telecommunications, financial services, utilities and other service industries. Software and bill processing services are generally offered to North American cable television providers under bundled service arrangements. Outside of North America, software is generally sold exclusive of the bill processing. Most of the Company's revenue is based on the number of subscribers or end-users of the Company's clients, the number of billing statements mailed and/or the number of images produced under contracts with terms ranging from three to seven years. Clients are billed monthly, generally based on the number of end-users they serve. As a result, a significant portion of the Company's revenue is recurring and increases as the service provider's customer base grows. In addition, the Company sells computer hardware and provides associated maintenance. Leasing is provided as an alternative to equipment purchases for clients.

          The Company sells its software and services to cable television and multi-service providers in North America and the U.K. primarily through a direct sales force. Outside of North America and the U.K., the Company markets its software primarily through strategic alliances with companies specializing in system integration or computer hardware manufacturing that are capable of providing local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the diversification of its customer base, focusing primarily on international, multi-service, telecommunications and other high-volume markets because it believes these represent opportunities to grow at rates greater than, and decrease its dependence upon, the U.S. cable television marketplace.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item (dollars in thousands):

                                                                Three months ended
                                                                     March 31,
                                              -------------------------------------------------------
                                                         1998                         1997
                                              --------------------------    -------------------------
                                                                    (unaudited)
Revenue:
  Software and services:
     Customer management                      $  39,679           50.5%     $  37,779           53.2%
     Bill processing                             32,313           41.2         28,398           40.0
                                              ----------      ----------    ----------     ----------
      Total                                      71,992           91.7         66,177           93.2

  Equipment sales and services                    6,536            8.3          4,793            6.8
                                              ----------      ----------    ----------     ----------
      Total revenue                              78,528          100.0         70,970          100.0
                                              ----------      ----------    ----------     ----------

Cost of revenue:

  Software and services:
     Customer management                         18,637           23.7         18,528           26.1
     Bill processing                             23,659           30.1         20,860           29.4
                                              ----------      ----------    ----------     ----------
      Total                                      42,296           53.8         39,388           55.5
  Equipment sales and services                    4,281            5.5          2,798            3.9
                                              ----------      ----------    ----------     ----------
      Total cost of revenue                      46,577           59.3         42,186           59.4
                                              ----------      ----------    ----------     ----------
Gross profit                                     31,951           40.7         28,784           40.6
                                              ----------      ----------    ----------     ----------
Operating expenses:
  Research and development                        8,125           10.3          6,871            9.7
  Selling, general and administrative            13,396           17.1         13,265           18.7
                                              ----------      ----------    ----------     ----------
      Total operating expenses                   21,521           27.4         20,136           28.4
                                              ----------      ----------    ----------     ----------
Operating income                                 10,430           13.3          8,648           12.2
Interest expense                                    153             .2            169             .3
                                              ----------      ----------    ----------     ----------

Income before income taxes                       10,277           13.1          8,479           11.9

Income tax provision                              4,008            5.1          3,426            4.8

                                              ----------      ----------    ----------     ----------
Net income                                    $   6,269            8.0%     $   5,053            7.1%
                                              ----------      ----------    ----------     ----------
                                              ----------      ----------    ----------     ----------


The following table sets forth revenue and percentage of revenue by line item exclusive of a discontinued customer, revenue of a discontinued customer and total revenue (dollars in thousands):

                                                                Three months ended
                                                                    March 31,
                                              -------------------------------------------------------
                                                         1998                         1997
                                              --------------------------    -------------------------

                                                                   (unaudited)

Revenue:
  Software and services:
    Customer management                       $ 29,444           37.5%      $ 26,789           37.7%
    Bill processing                             31,566           40.2         28,144           39.7
  Equipment sales and services                   4,924            6.3          2,770            3.9
                                              ---------      ---------     ---------       ---------
      Total                                     65,934           84.0         57,703           81.3
  Discontinued customer                         12,594           16.0         13,267           18.7
                                              ---------      ---------     ---------       ---------
      Total                                   $ 78,528          100.0%      $ 70,970          100.0%
                                              ---------      ---------     ---------       ---------
                                              ---------      ---------     ---------       ---------

REVENUE

     Revenue is derived primarily from providing customer management software and services to cable television and multi-service providers in more than 20 countries and from providing bill processing services primarily to telecommunications companies in the U.S. Software and bill processing services to cable television and multi-service providers are provided generally under bundled service arrangements. In addition, the Company sells computer hardware and associated maintenance and leasing services to cable television service providers in connection with licensing the Company's software and provides design, printing and graphics services in connection with its bill processing services. Most of the software and services revenue is based on the number of end-users of the services of the Company's clients, the number of bills mailed and/or the number of images produced under long-term contracts, which usually have terms ranging from three to seven years. The Company generally recognizes software and bill processing services revenue (collectively referred to as "software and services revenue") as services are performed. Certain of the Company's software licenses provide for fixed or minimum fees. Fixed fees and the present value of minimum fees under software licenses are recognized as revenue upon installation. Such amounts have not been material. Most contracts include provisions for inflation-based adjustments, including changes in paper costs.

     Total revenue increased by 11% to $78.5 million in the first quarter of 1998 from $71.0 million in the comparable quarter in 1997. The increase in the 1998 first quarter over the same period in 1997 was attributable to growth in revenue from customer management software and services of $1.9 million or 5%, growth in bill processing of $3.9 million or 14%, and an increase in equipment sales and services of $1.7 million or 36%.

     Telecommunications, Inc. ("TCI") represented approximately 16% of the Company's revenue in the first quarter of 1998 and 19% in the same period in 1997. More than two years ago, TCI announced and began development of an in-house system to replace the Company's customer management software. On August 11, 1997, TCI informed the Company that it had agreed to sell its partially developed in-house system to a competitor and was going to enter into an exclusive long-term contract for customer management software with that competitor. Under the contract between TCI and the Company, which expires on December 31, 1999, TCI may remove subscribers after giving ninety days' notice without significant economic penalty. Although TCI has not provided the Company with a definitive schedule for conversion of the TCI subscribers to the competitor's software, the conversions have begun and it is believed that TCI and the competitor wish to complete the transfer by the end of 1998. Additionally, the Company believes that TCI's contract with the competitor provides financial incentives to TCI for converting subscribers of certain TCI affiliates, some of whom are currently clients of the Company, to the competitor's software. Revenue from TCI has declined in absolute dollars from $13.3 million in the first quarter 1997 to $12.6 million in the first quarter 1998 or 5%, primarily from a reduction in the number of subscribers serviced by TCI and services purchased by TCI. The number of TCI subscribers no longer on the Company's software declined by approximately 2.4 million or 22% as of March 31, 1998, compared to December 31, 1997. The actual rate of decline in the number of TCI subscribers served and revenue derived from TCI cannot be definitively estimated on a quarter by quarter basis. However, the Company believes the decline in revenue from TCI will increase throughout the year. The Company intends to mitigate the impact of this by aggressively pursuing other domestic and international opportunities and to allocate the Company's resources to other existing or new customers. If these efforts are not fully successful in mitigating the loss of TCI business, the Company believes that it has sufficient financial resources and borrowing ability to meet its obligations and fulfill its customer commitments during and after the conversion period. To the extent the Company is not successful in generating additional revenue to offset the expected decline in revenue from TCI, such decline in revenue could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

     Customer management software and services revenue, exclusive of revenue from TCI, increased by 10% to $29.4 million in the first quarter of 1998 from $26.8 million in the comparable 1997 quarter. Bill processing revenue as a stand-alone service increased by 12% to $31.6 million in the first quarter of 1998 from $28.1 million in the comparable quarter of the prior year. Equipment sales and services revenue increased to $4.9 million in the first quarter of 1998 from $2.8 in the first quarter of 1997.

     Growth in customer management software and services revenue for the first quarter of 1998 compared to the same period in 1997, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and migration of clients to higher-priced services. Growth in bill processing revenue was derived from an increase in the volume of statements and images produced because of the internal growth of existing customers and the acquisition of new customers, primarily in telecommunications and other high- volume markets. The increase in equipment sales and services revenue was primarily the result of a large equipment sale at the end of the first quarter of 1998 and increased leasing revenues related to new leasing transactions which occurred in the latter part of 1997.

     Three significant clients, including TCI, accounted for $30.0 million and $29.5 million or 38% and 42% of total revenue in the first quarter of 1998 and 1997, respectively. See "Certain Factors That May Affect Future Results" regarding these clients and other factors that may impact future revenue.

COST OF REVENUE AND GROSS PROFIT

     Cost of software and services revenue consists primarily of direct labor, equipment-related expenses, cost of materials such as paper, and facilities expense. Cost of equipment sales and services revenue consists primarily of computer hardware purchased for resale or lease and third-party maintenance.

     The Company's gross profit margin of approximately 41% in the first quarter of 1998 was unchanged from the first quarter of 1997. The software and services gross profit margin increased to 41% in the first quarter of 1998 from approximately 40% in the same period in 1997. The customer management software and services gross profit margin increased to 53% in the first quarter of 1998 from 51% in the first quarter of 1997. Bill processing services gross profit margin of 27% in the first quarter of 1998 equaled the 1997 first quarter gross margin. The gross profit margin on equipment-related revenue decreased to 35% in the first quarter of 1998 from 42%.

     The gross margin increase in customer management software and services was attributed to economies of scale associated with increased revenue. Gross margins on equipment sales and services typically vary based on the mix of equipment sales and services and underlying demand. The decline in the 1998 first quarter equipment sales and services gross margin in comparison to the same period in the prior year was attributable to discounting on equipment sales and increased depreciation expense on leased equipment.

RESEARCH AND DEVELOPMENT

     Research and development costs relate primarily to ongoing product development and consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. Once the product under development reaches technological feasibility, the development expenditures are capitalized and amortized.

     Research and development expense was $8.1 million or 10% of revenue in the first quarter of 1998 compared to $6.9 million, also 10% of revenue, for the same period in 1997. The increased expenditures are attributable to the Company's commitment to the development of new products and enhancements to existing products.

YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only two-digit entries in the date code field. Beginning in the year 2000, these date code fields will need to accept four-digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and and/or software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Significant uncertainty exists in the software industry concerning the potential effects associated with such compliance.

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

     The cost of remediating the Company's "Year 2000" issues has not been determined; however, management believes that the cost of this effort will not have a material adverse effect on the Company's results of operations. There can be no assurance that the software or systems of other companies, on which certain of the Company's software and systems rely, will be timely converted, or that a failure to convert by another company will not have a material adverse effect on the Company.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling expenses consist of compensation for sales and marketing personnel including commissions and related bonuses, travel, trade shows and promotional expenses. General and administrative expenses consist of compensation for administration, finance and general management personnel, as well as legal and accounting fees.

     Total selling, general and administrative expenses increased by 1% in the first quarter of 1998 in comparison to the first quarter of 1997. Selling and marketing expenditures increased by 4% in the first quarter of 1998 compared to the first quarter of 1997. As a percentage of revenue, selling and marketing expenditures decreased by less than 1% in 1998 compared to 1997. General and administrative expenses for the first quarter decreased approximately 2% in 1998 compared to 1997. As a percentage of revenue, general and administrative expense in the first quarter of 1998 declined by approximately 1% compared to the first quarter of 1997. The decline in selling, general and administrative expense as a percentage of revenue to approximately 17% in the first quarter of 1998 from approximately 19% in the same period in 1997 was due to increased revenue coupled with cost containment efforts.

INTEREST EXPENSE

     Interest expense consists of interest on borrowings under revolving credit agreements, revenue bonds pertaining to certain of the Company's facilities and notes and credit agreements related to the Company's leasing subsidiary. Interest expense for the first quarter of 1998 was unchanged in comparison to the first quarter of 1997.

INCOME TAXES

     The Company's provision for income taxes represents estimated federal, state and foreign income taxes. The income tax rate for the first quarter of 1998 was 39%, approximately one percentage point lower than the 1997 comparable quarter. The rate decline is attributable to the mix of foreign and domestic income and the application of tax reduction strategies.

NET INCOME

     Net income increased by $1.2 million or 24% in the first quarter of 1998 compared to the same quarter in 1997. Diluted earnings per share for the quarter were $0.26 per share in 1998 compared to $0.21 per share in 1997. This represents a 24% increase. Diluted shares used in the calculation decreased by approximately 2% in the first quarter of 1998 compared to the same period in 1997. The increase in net income for the first quarter of 1998 compared to 1997 is attributable to the factors cited above.


LIQUIDITY AND CAPITAL RESOURCES

     The Company's financial condition and liquidity remained strong through the first quarter of 1998. Total long-term debt, including the current portion, was $10.8 million as of March 31, 1998 compared to $9.3 million at December 31, 1997. Of the debt outstanding at March 31, 1998, $10.1 million pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable. As of March 31, 1998, the Company had an available $50 million line of credit. There were no borrowings outstanding at March 31, 1998. Total capital expenditures through the first quarter of 1998 were $5.1 million compared to $3.7 million in the same period in 1997. The increase is primarily related to the enhancement and expansion of the Company's bill processing capabilities. The Company, in 1998, has expended approximately $1.6 million, net of issuances, for the repurchase of stock. In addition, the Company has issued approximately 312,000 shares of treasury stock to fund its $6.5 million obligation to the 401(k) Retirement Plan.

     The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. Substantially all contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of March 31, 1998, accounts receivable were $95.0 million, including $27.6 million in amounts due from clients for postage.

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


CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the global communications market, concentration in the cable television market, the Company's ability to retain existing customers and attract new customers in the global communications market as well as other high-volume service industries, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, changes in government regulation of the Company's customers and general economic factors in the U.S. as well as the international marketplace.

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

DEPENDENCE ON THE CABLE TELEVISION MARKET

     Although the Company's current strategy is to address the needs of the global communications market and other high volume service providers, the Company is highly dependent on the cable television market. For the first quarter of 1998 and 1997, more than 60% of the Company's revenue was derived from sales to cable television service providers. Although the cable television industry outside of North America is generally expanding, the number of providers of cable television service in the U.S. has been declining, due to industry consolidation, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.

CONCENTRATION OF CLIENT BASE

     Aggregate revenue from the Company's ten largest clients accounted for approximately 69% of total revenue for the three months ended March 31, 1998. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients, including TCI, represented approximately 38% and 42% of total revenue in the first quarter of 1998 and 1997, respectively.

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

YEAR 2000 COMPLIANCE

     The cost of remediating the Company's "Year 2000" issues has not been determined; however, management believes that the cost of this effort will not have a material adverse effect on the Company's results of operations. There can be no assurance that the software or systems of other companies, on which certain of the Company's software and systems rely, will be timely converted, or that a failure to convert by another company will not have a material adverse effect on the Company. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Year 2000 Compliance."

NEW PRODUCTS, RAPID TECHNOLOGICAL CHANGES AND COMPETITION

     The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems.

     A client that accounted for approximately 9% of total revenue in the first quarter of 1998 orally advised the Company more than two years ago that it may move to an alternate solution for its customer management software requirements. Through the first quarter of 1998, no transfers of this customer's business to an alternate solution have been made. The Company believes its relations with this customer, as well as with its other customers, are good.

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

     The Company has introduced products and has formed alliances with other companies for the introduction, marketing and deployment of electronic bill presentment and other electronic services. The maintenance of the Company's paper statement expertise, successful development and marketing of electronic services and rate of customer acceptance of such services are all subject to the technological, competitive and market condition risks discussed in various sections of "Certain Factors That May Affect Future Results."

CLIENT FAILURE TO RENEW OR UTILIZE CONTRACTS

     Substantially all of the Company's revenue is derived from the sale of services or products under long-term contracts with its clients. The Company does not have the unilateral option to extend the terms of such contracts upon their expiration. In addition, certain of the Company's contracts do not require clients to make any minimum purchase. Others require minimum purchases that are substantially below the current level of business under such contracts, and all such contracts are cancelable by clients under certain conditions. The failure of clients to renew contracts, a reduction in usage by clients under any contracts or the cancellation of contracts could have a material adverse effect on the Company's financial condition and results of operations. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Revenue."

INTERNATIONAL BUSINESS ACTIVITIES

     The Company's strategy to diversify its customer base includes the selling of its products in a variety of international markets. To date, the Company's primary customer management software has been installed in more than 20 countries. Generally, the Company operates in U.S. dollars, which reduces but does not eliminate exposure to the adverse impact of currency fluctuations. Currently, less than 10% of the Company's customer management software and services revenue comes from international sources, and the Company is expanding its international presence, primarily through third party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks, including, but not limited to, specific country, regional or global economic conditions, exchange rate fluctuation and its impact on liquidity, changes in the national priorities of any given country and cultural differences. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

          Not Applicable


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

          None.


Item 3.   Defaults Upon Senior Securities.

          None.



Item 4.   Submission of Matters to a Vote of Security Holders.

          The election of directors and ratification of independent accountants have been submitted to a vote of security holders and are incorporated herein by reference to the Registrant's Definitive Proxy Statement and Notice of Annual Meeting of Stockholders dated April 17, 1998, for the annual meeting of stockholders to be held May 20, 1998.


Item 5.   Other information.

          None


Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          Exhibit 11     Computation of Per Share Earnings

          Exhibit 27     Financial Data Schedule


    (b)   Reports on Form 8-K.

          None

USCS INTERNATIONAL, INC.

                              SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               USCS INTERNATIONAL, INC.
                               (Registrant)

Dated: May 8, 1998                 By:  /s/ DOUGLAS L. SHURTLEFF
                                  -------------------------
                                   Douglas L. Shurtleff
                                   Senior Vice-President of Finance and
                                   Chief Financial Officer
                                   (Principal Financial Officer)