Form 10-Q
period 1998-06-30
USCS INTERNATIONAL INC
filed 1998-08-10
CIK 1012459

                       U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-Q
(Mark one)
/X/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                      OF THE SECURITIES EXCHANGE ACT OF 1934.

                    For the quarterly period ended June 30, 1998

                                         OR

/ /             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                       OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ________ to ________

                          Commission file number: 0-28268

                            USCS INTERNATIONAL, INC.
           --------------------------------------------------------------
               (Exact name of registrant as specified in its charter)

         DELAWARE                                       94-1727009
-------------------------------------                   ------------------
(State or other jurisdiction of                         (IRS Employer
 incorporation or organization)                         Identification)

2969 PROSPECT PARK DRIVE,
RANCHO CORDOVA,  CALIFORNIA                             95670-6148
------------------------------------------------        ---------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code (916) 636-4500

-------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X              No
                                  ---                    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                    Outstanding at July 31, 1998
    -----------------------------            ---------------------------------
    Common Stock, $.05 par value             23,286,188 shares

                              USCS INTERNATIONAL, INC.
                                REPORT ON FORM 10-Q
                        FOR THE QUARTER ENDED JUNE 30, 1998


                                                                     Page No.
                                                                     --------
Part I.  Financial Information

   Item 1.  Financial Statements                                        3

    Consolidated Condensed Balance Sheets
    June 30, 1998 (Unaudited) and December 31, 1997                     4

    Consolidated Condensed Statements of Operations (Unaudited)
    Three months and six months ended June 30, 1998 and 1997            5


    Consolidated Condensed Statements of Comprehensive Income
    (Unaudited) Three months and six months ended June 30, 1998
    and 1997                                                            6

    Consolidated Condensed Statements of Cash Flows (Unaudited)
    Six months ended June 30, 1998 and 1997                             7

    Notes to Consolidated Condensed Financial Statements                8

   Item 2.  Management's Discussion and Analysis of Financial
            Condition, Results of Operations, and Certain Factors
            That May Affect Future Results.                            9 - 18

   Item 3.  Quantitative and Qualitative Disclosures About Market
            Risk                                                        19

Part II. Other Information

   Item 1.  Legal Proceedings                                           19

   Item 2.  Changes in Securities                                       19

   Item 3.  Defaults Upon Senior Securities                             19

   Item 4.  Submission of Matters to a Vote of Security Holders       19 - 20

   Item 5.  Other Information                                           20

   Item 6.  Exhibits and Reports on Form 8-K                            20

            Signature                                                   21


                               USCS INTERNATIONAL, INC.


PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1997, have been prepared by USCS International, Inc. (the "Company") without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

                              USCS INTERNATIONAL, INC.
                       CONSOLIDATED CONDENSED BALANCE SHEETS

                 (In thousands except share and per share amounts)


                                                                             June 30,      December 31,
                                                                               1998            1997
                                                                            -----------    ------------
                                                                            (unaudited)
                                                 ASSETS
Current Assets:
    Cash                                                                    $    13,165    $     2,787
    Accounts receivable, net                                                     70,602         71,970
    Postage receivable                                                           24,470         25,684
    Current portion of net investment in leases                                   4,930          5,892
    Paper products and other inventory                                            4,734          4,573
    Other                                                                         8,821          9,853
                                                                            -----------    -----------
       Total current assets                                                     126,722        120,759
Property and equipment, net                                                     100,394        101,631
Net investment in leases, net of current portion                                  5,413          4,686
Other                                                                            17,665         11,543
                                                                            -----------    -----------
Total assets                                                                $   250,194    $   238,619
                                                                            -----------    -----------
                                                                            -----------    -----------

                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses                                   $    55,601    $    62,656
    Current portion of long-term debt                                             5,622          3,865
    Deferred revenue                                                              6,101          4,529
                                                                            -----------    -----------
        Total current liabilities                                                67,324         71,050
Long-term debt, net of current portion                                            3,454          5,453
Customer deposits                                                                18,592         18,170
Other liabilities                                                                12,435         12,585
                                                                            -----------    -----------
          Total liabilities                                                     101,805        107,258
                                                                            -----------    -----------

Stockholders' Equity:
    Preferred Stock, $.05 par value, 10,000,000 shares authorized;
       no shares issued and outstanding                                               -                -
    Common Stock, $.05 par value,
        40,000,000 shares authorized; 23,427,582 shares issued and
        23,330,099 shares outstanding  at June 30, 1998 (unaudited) and
        23,427,582 shares issued and 22,947,233 shares outstanding
        at December 31, 1997                                                      1,171          1,171
    Additional paid-in capital                                                   53,329         56,504
    Retained earnings                                                            95,957         82,897
    Treasury stock                                                               (1,895)        (9,047)
    Foreign currency translation adjustment                                        (173)          (164)
                                                                            -----------    -----------
       Total stockholders' equity                                               148,389        131,361
                                                                            -----------    -----------
Total liabilities and stockholders' equity                                  $   250,194    $   238,619
                                                                            -----------    -----------
                                                                            -----------    -----------


                           USCS INTERNATIONAL, INC.
               CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                 (unaudited)
                   (In thousands except per share amounts)

                                                      Three months ended                          Six months ended
                                                           June 30,                                   June 30,
                                                  -------------------------------            ------------------------------
                                                    1998                 1997                    1998                1997
                                                 ---------              ---------            ---------            ---------
Revenue:
  Software and services:
    Customer management                          $  41,890              $  37,655            $  81,569            $  75,434
    Bill processing                                 36,360                 29,521               68,673               57,919
                                                 ---------              ---------            ---------            ---------
      Total                                         78,250                 67,176              150,242              133,353
  Equipment sales and services                       7,284                  5,522               13,820               10,315
                                                 ---------              ---------            ---------            ---------
      Total revenue                                 85,534                 72,698              164,062              143,668
                                                 ---------              ---------            ---------            ---------

Cost of revenue:
  Software and services:
    Customer management                             19,943                 17,383               38,580               35,911
    Bill processing                                 25,805                 21,064               49,464               41,924
                                                 ---------              ---------            ---------            ---------
      Total                                         45,748                 38,447               88,044               77,835
  Equipment sales and services                       4,893                  2,728                9,174                5,526
                                                 ---------              ---------            ---------            ---------
      Total cost of revenue                         50,641                 41,175               97,218               83,361
                                                 ---------              ---------            ---------            ---------
Gross profit                                        34,893                 31,523               66,844               60,307
                                                 ---------              ---------            ---------            ---------

Operating expenses:

  Research and development                           8,532                  7,860               16,657               14,731
  Selling, general and administrative               15,092                 14,197               28,488               27,462
                                                 ---------              ---------            ---------            ---------
      Total operating expenses                      23,624                 22,057               45,145               42,193
                                                 ---------              ---------            ---------            ---------
Operating income                                    11,269                  9,466               21,699               18,114
Interest expense, net                                  136                    186                  289                  355
                                                 ---------              ---------            ---------            ---------

Income before income taxes                          11,133                  9,280               21,410               17,759

Income tax provision                                 4,342                  3,678                8,350                7,104
                                                 ---------              ---------            ---------            ---------
Net income                                       $   6,791              $   5,602            $  13,060            $  10,655
                                                 ---------              ---------            ---------            ---------
                                                 ---------              ---------            ---------            ---------
Earnings per share:
  Basic                                          $    0.29               $    0.24           $    0.56             $   0.46
  Diluted                                        $    0.28               $    0.23           $    0.55             $   0.44
Weighted average common shares
      and equivalents:
  Basic                                             23,356                 23,152               23,195               23,124
  Diluted                                           24,099                 24,285               23,930               24,209


                               USCS INTERNATIONAL, INC.
                         CONSOLIDATED CONDENSED STATEMENTS OF
                                 COMPREHENSIVE INCOME

                                     (unaudited)
                                    (In thousands)

                                    Three months ended     Six months ended
                                         June 30,                June 30,
                                    ------------------     --------------------
                                      1998        1997       1998        1997
                                    -------     -------    --------    -------
Net income                          $ 6,791     $ 5,602    $ 13,060    $ 10,655
Other comprehensive income:
  Foreign currency translation
   adjustment                           (21)         48          (9)        (19)
                                    -------     -------    --------     -------
  Comprehensive income              $ 6,770     $ 5,650    $ 13,051    $ 10,636
                                    -------     -------    --------     -------
                                    -------     -------    --------     -------

                            USCS INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                (In thousands)



                                                                                     Six months ended
                                                                                         June 30,
                                                                         -------------------------------------
                                                                             1998                       1997
                                                                         ---------                  ---------
Cash flows from operating activities:
     Net income                                                          $  13,060                  $  10,655
     Depreciation and amortization                                          13,496                     11,558
     Net change in operating assets and liabilities                          1,668                     (5,239)
                                                                         ---------                  ---------
Net cash provided by operating activities                                   28,224                     16,974
                                                                         ---------                  ---------
Cash flows from investing activities:

     Capital expenditures, net                                             (12,098)                   (11,990)
     Other                                                                  (2,950)                    (3,020)
                                                                         ---------                  ---------
Net cash used in investing activities                                      (15,048)                   (15,010)
                                                                         ---------                  ---------

Cash flows from financing activities:
     Net paydown under revolving credit agreement                           (4,000)                         -
     Payments on long-term debt                                             (3,669)                    (3,394)
     Proceeds from issuance of long-term debt                                7,427                          -
     Proceeds from issuance of common stock                                      -                      1,619
     Purchases of treasury stock net of issuances                           (2,556)                         -
                                                                         ---------                  ---------
Net cash used in financing activities                                       (2,798)                    (1,775)
                                                                         ---------                  ---------

Net increase in cash                                                        10,378                        189

Cash at January 1                                                            2,787                      8,452
                                                                         ---------                  ---------
Cash at June 30                                                          $  13,165                  $   8,641
                                                                         ---------                  ---------
                                                                         ---------                  ---------
Supplemental Schedule of Noncash Financing Activities:

         Contribution of Company shares to 401(k)                        $   6,533                 $        -
                                                                         ---------                  ---------
                                                                         ---------                  ---------


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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item (dollars in thousands):



                                              Three months ended                                Six months ended
                                                   June 30,                                          June 30,
                                    ---------------------------------------------     --------------------------------------------
                                              1998                     1997                     1998                     1997
                                    ---------------------    --------------------     --------------------     -------------------
                                                                                 (unaudited)
Revenue:
  Software and services:
    Customer management              $ 41,890        49.0%   $ 37,655        51.8%   $ 81,569        49.7%   $ 75,434        52.5%
    Bill processing                    36,360        42.5      29,521        40.6      68,673        41.9      57,919        40.3
                                     --------       -----    --------       -----    --------       -----    --------       -----
      Total                            78,250        91.5      67,176        92.4     150,242        91.6     133,353        92.8
  Equipment sales and services          7,284         8.5       5,522         7.6      13,820         8.4      10,315         7.2
                                     --------       -----    --------       -----    --------       -----    --------       -----
      Total revenue                    85,534       100.0      72,698       100.0     164,062       100.0     143,668       100.0
                                     --------       -----    --------       -----    --------       -----    --------       -----
Cost of revenue:
  Software and services:
    Customer management                19,943        23.3      17,383        23.9      38,580        23.5      35,911        25.0
    Bill processing                    25,805        30.2      21,064        29.0      49,464        30.2      41,924        29.2
                                     --------       -----    --------       -----    --------       -----    --------       -----
      Total                            45,748        53.5      38,447        52.9      88,044        53.7      77,835        54.2
  Equipment sales and services          4,893         5.7       2,728         3.7       9,174         5.6       5,526         3.8
                                     --------       -----    --------       -----    --------       -----    --------       -----
      Total cost of revenue            50,641        59.2      41,175        56.6      97,218        59.3      83,361        58.0
                                     --------       -----    --------       -----    --------       -----    --------       -----
Gross profit                           34,893        40.8      31,523        43.4      66,844        40.7      60,307        42.0
                                     --------       -----    --------       -----    --------       -----    --------       -----
Operating expenses:
  Research and development              8,532        10.0       7,860        10.8      16,657        10.1      14,731        10.3
  Selling, general and administrative  15,092        17.6      14,197        19.5      28,488        17.4      27,462        19.1
                                     --------       -----    --------       -----    --------       -----    --------       -----
      Total operating expenses         23,624        27.6      22,057        30.3      45,145        27.5      42,193        29.4
                                     --------       -----    --------       -----    --------       -----    --------       -----
Operating income                       11,269        13.2       9,466        13.1      21,699        13.2      18,114        12.6
Interest expense                          136          .2         186          .3         289          .2         355          .2
                                     --------       -----    --------       -----    --------       -----    --------       -----

Income before income taxes             11,133        13.0       9,280        12.8      21,410        13.0      17,759        12.4

Income tax provision                    4,342         5.1       3,678         5.1       8,350         5.0       7,104         5.0

                                     --------       -----    --------       -----    --------       -----    --------       -----
Net income                           $  6,791         7.9%   $  5,602         7.7%   $ 13,060         8.0%   $ 10,655         7.4%
                                     --------       -----    --------       -----    --------       -----    --------       -----
                                     --------       -----    --------       -----    --------       -----    --------       -----

The following table sets forth revenue and percentage of revenue by line item exclusive of a discontinued customer, revenue of a discontinued customer and total revenue (dollars in thousands):




                                              Three months ended                                Six months ended
                                                   June 30,                                          June 30,
                                    ---------------------------------------------     --------------------------------------------
                                              1998                     1997                     1998                     1997
                                    ---------------------    --------------------     --------------------     -------------------
                                                                                 (unaudited)
Revenue:
  Software and services:
    Customer management              $ 32,372        37.8%   $ 26,911        37.0%   $ 61,816        37.7%   $ 53,700        37.4%
    Bill processing                    34,906        40.8      28,957        39.9      66,472        40.5      57,101        39.7
  Equipment sales and services          5,880         6.9       3,223         4.4      10,804         6.6       5,993         4.2
                                     --------       -----    --------       -----    --------       -----    --------       -----
     Total                             73,158        85.5      59,091        81.3     139,092        84.8     116,794        81.3
  Discontinued customer                12,376        14.5      13,607        18.7      24,970        15.2      26,874        18.7
                                     --------       -----    --------       -----    --------       -----    --------       -----
      Total                          $ 85,534       100.0%   $ 72,698       100.0%   $164,062       100.0%   $143,668       100.0%
                                     --------       -----    --------       -----    --------       -----    --------       -----
                                     --------       -----    --------       -----    --------       -----    --------       -----


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

          Total revenue increased by 18% to $85.5 million in the second quarter of 1998 from $72.7 million in the comparable quarter in 1997. The increase in the 1998 second quarter over the same period in 1997 was attributable to growth in revenue from customer management software and services of $4.2 million or 11%, growth in bill processing of $6.8 million or 23%, and an increase in equipment sales and services of $1.8 million or 32%.

          Total revenue increased by 14% to $164.1 million for the six months ended June 30, 1998 from $143.7 million in the comparable period in 1997. The increase in the first six months of 1998 over the same period in 1997 was attributable to growth in revenue from customer management software and services of $6.1 million or 8%, growth in bill processing of $10.8 million or 19%, and an increase in equipment sales and services of $3.5 million or 34%.

          Telecommunications, Inc. ("TCI") represented approximately 15% of the Company's revenue in the second quarter and six months ended June 30, 1998 and 19% in the same periods in 1997. Several years ago, TCI announced and began development of an in-house system to replace the Company's customer management software. On August 11, 1997, TCI informed the Company that it had agreed to sell its partially developed in-house system to a competitor and was going to enter into an exclusive long-term contract for customer management software with that competitor. Under the contract between TCI and the Company, which expires on December 31, 1999, TCI may remove subscribers after giving ninety days' notice without significant economic penalty. Although TCI has not provided the Company with a definitive schedule for conversion of the TCI subscribers to the competitor's software, the conversions have begun and it is believed that TCI and the competitor wish to complete the transfer by the end of 1998. Additionally, the Company believes that TCI's contract with the competitor provides financial incentives to TCI for converting subscribers of certain TCI affiliates, some of whom are currently clients of the Company, to the competitor's software. Revenue from TCI has declined in absolute dollars from $13.6 million in the second quarter 1997 to $12.4 million in the second quarter 1998 or 9% and from $26.9 million for the six months ended June 30, 1997 to $25.0 million in the same period in 1998. The decrease was primarily from a reduction in the number of subscribers serviced by TCI and services purchased by TCI. The number of total TCI subscribers on the Company's software declined by approximately 3.7 million or 34% as of June 30, 1998, compared to December 31, 1997. The actual rate of decline in the number of TCI subscribers served and revenue derived from TCI cannot be definitively estimated on a quarter by quarter basis. However, the Company believes the decline in revenue from TCI will increase throughout the year. The Company is mitigating the impact of this by aggressively pursuing other domestic and international opportunities and allocating the Company's resources to other existing or new customers. If these efforts are not fully successful in mitigating the loss of TCI business, the Company believes that it has sufficient financial resources and borrowing ability to meet its obligations and fulfill its customer commitments during and after the conversion period. To the extent the Company is not successful in generating additional revenue to offset the expected decline in revenue from TCI, such decline in revenue could have a material adverse effect on the Company's consolidated financial position, results of operations or cash flows.

          Customer management software and services revenue, exclusive of revenue from TCI, increased by 20% to $32.4 million in the second quarter of 1998 from $26.9 million in the comparable 1997 quarter. Bill processing revenue as a stand-alone service increased by 21% to $34.9 million in the second quarter of 1998 from $29.0 million in the comparable quarter of the prior year. Equipment sales and services revenue increased to $5.9 million in the second quarter of 1998 from $3.2 in the second quarter of 1997.

          Customer management software and services revenue, exclusive of revenue from TCI, increased by 15% to $61.8 million for the six months ended June 30, 1998 from $53.7 million for the same period in 1997. Bill processing revenue increased by 16% to $66.5 million for the six months ended June 30, 1998 from $57.1 million for the same period in 1997. Equipment sales and services revenue increased to $10.8 million for the six months ended June 30, 1998 from $6.0 million for the same period in 1997.

          Growth in customer management software and services revenue for the second quarter and six months ending June 30, 1998 compared to the same periods in 1997, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and migration of clients to higher-priced services. Growth in bill processing revenue was derived from an increase in the volume of statements and images produced because of the internal growth of existing customers and the acquisition of new customers, primarily in telecommunications and other high-volume markets. The increase in equipment sales and services revenue was primarily the result of large equipment sales in the first and second quarters of 1998 and increased leasing revenues related to new leasing transactions which occurred in the latter part of 1997. Equipment sales volumes experienced in prior quarters should not be considered indicative of future equipment sales volumes.

          Three significant clients, including TCI, accounted for $31.4 million and $30.0 million or 37% and 41% of total revenue in the second quarter of 1998 and 1997, respectively, and $61.5 million and $59.7 million or 37% and 42% of total revenue for the six months ended June 30,1998 and 1997, respectively. See "Certain Factors That May Affect Future Results" regarding these clients and other factors that may impact future revenue.

COST OF REVENUE AND GROSS PROFIT

          Cost of software and services revenue consists primarily of direct labor, equipment-related expenses, cost of materials such as paper, and facilities expense. Cost of equipment sales and services revenue consists primarily of computer hardware purchased for resale or lease and third-party maintenance.

          The Company's gross profit margin of approximately 41% in the second quarter of 1998 was lower than the second quarter 1997 gross margin of approximately 43%. The gross profit margin for the six months ending June 30, 1998 was 41% compared to 42% for the same period in 1997. The software and services gross profit margin slightly declined to approximately 42% in the second quarter of 1998 from approximately 43% for the same period in 1997. The software and services gross profit margin for the six months ending June 30, 1998 was approximately 41% compared to 42% for the same period in 1997. The customer management software and services gross profit margin was 52% in the second quarter of 1998 compared to 54% in the second quarter of 1997. The gross profit margin for customer management software and services for the six months ending June 30, 1998 was 53% compared to 52% for the same period in 1997. The bill processing services gross profit margin of 29% in the second quarter of 1998 equaled the 1997 second quarter gross margin. The bill processing gross profit margin of 28% for the first six months ending June 30, 1998 equaled the
gross profit margin for the same period in 1997.   The gross profit margin on
equipment-related revenue decreased to 33% and 34% in the second quarter and six months ending June 30, 1998 from 51% and 46% for the same periods in 1997, respectively.

          The gross profit margin decrease in customer management software and services in the second quarter of 1998, as well as the relatively static gross profit margin for the six months ended June 30, 1998, compared to the same periods in 1997, was attributed to temporary inefficiencies associated with transitioning new customers on to the Company's products and services while transitioning TCI off. The decline in the software and services gross profit margin, consisting of customer management and bill processing, was due to the inefficiency cited above as well as a shift in revenue mix consisting of an increased percentage of the gross profit contribution flowing from the lower margin bill processing business. Gross margins on equipment sales and services typically vary based on the mix of equipment sales and services and underlying demand. The decline in the second quarter and six months ended June 30, 1998 equipment sales and services gross profit margin, in comparison to the same period in the prior year, was attributable to discounting on equipment sales and increased depreciation expense on leased equipment.

RESEARCH AND DEVELOPMENT

          Research and development costs relate primarily to ongoing product development and consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. Once the product under development reaches technological feasibility, the development expenditures are capitalized and amortized.

          Research and development expense was $8.5 million or 10% of revenue in the second quarter of 1998 compared to $7.9 million, or 11% of revenue, for the same period in 1997. For the six months ended June 30, 1998, research and development expense was $16.7 million or 10% of revenue compared to $14.7 million, also approximately 10% of revenue, for the same period in 1997. The increased expenditures are attributable to the Company's commitment to the development of new products and enhancements to existing products.

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

          Total selling, general and administrative expenses increased by approximately 6% and 4% in the second quarter and six months ended June 30, 1998 in comparison to the same periods in 1997. Selling and marketing expenditures increased by 8% in the second quarter of 1998 compared to the second quarter of 1997. As a percentage of revenue, selling and marketing expenditures decreased by less than 1% in the second quarter and first six months of 1998 compared to the same periods in 1997. General and administrative expenses for the second quarter and six months ended June 30, 1998 increased approximately 5% and 2% compared to the same periods in 1997. As a percentage of revenue, general and administrative expense in the second quarter and first six months of 1998 declined by approximately 1% compared to the same periods in 1997. The decline in selling, general and administrative expense as a percentage of revenue in the second quarter and six months ended June 30, 1998 when compared to the same periods in 1997 was due to increased revenue coupled with cost containment efforts.

INTEREST EXPENSE

          Interest expense consists of interest on borrowings under revolving credit agreements, revenue bonds pertaining to certain of the Company's facilities and notes and credit agreements related to the Company's leasing subsidiary. Interest expense for the three and six months ended June 30, 1998 was unchanged in comparison to the same periods in 1997.

INCOME TAXES

          The Company's provision for income taxes represents estimated federal, state and foreign income taxes. The income tax rate for the three and six months ended June 30, 1998 was 39%, approximately one percentage point lower than the 1997 comparable periods. The rate decline is attributable to the mix of foreign and domestic income and the application of tax reduction strategies.


NET INCOME

          Net income increased by $1.2 million or 21% and by $2.4 million or 23% in the second quarter and six months ended June 30, 1998 compared to the same periods in 1997, respectively. Diluted earnings per share for the quarter were $0.28 per share in 1998 compared to $0.23 per share in 1997, and were $0.55 for the first six months of 1998 compared to $0.44 in 1997. This represents a 22% increase for the quarter and a 25% year-to-date increase over the same periods in 1997. Diluted shares used in the calculation decreased by approximately 1% in 1998 compared to the same periods in 1997. The increase in net income for the second quarter and first six months of 1998 compared to 1997 is attributable to the factors cited above.


LIQUIDITY AND CAPITAL RESOURCES

          The Company's financial condition and liquidity remained strong through the second quarter of 1998. Total long-term debt, including the current portion, was $9.1 million as of June 30, 1998 compared to $9.3 million at December 31, 1997. Of the debt outstanding at June 30, 1998, $8.6 million pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable. At June 30, 1998, the Company had an available $50 million line of credit. There were no borrowings outstanding at June 30, 1998. Total capital expenditures through the second quarter of 1998 were $12.1 million compared to $12.0 million in the same period in 1997. The Company, in 1998, has expended approximately $2.6 million, net of issuances, for the repurchase of stock. In addition, the Company has issued approximately 312,000 shares of treasury stock to fund its $6.5 million obligation to the 401(k) Retirement Plan.

          The Company collects from its clients and remits to the U.S. Postal Service a significant amount of postage. Substantially all contracts allow the Company to pre-bill and/or require deposits from its clients to mitigate the effect on cash flow. As of June 30, 1998, accounts receivable were $95.1 million, including $24.5 million in amounts due from clients for postage.

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

DEPENDENCE ON THE CABLE TELEVISION MARKET

          Although the Company's current strategy is to address the needs of the global communications market and other high volume service providers, the Company is highly dependent on the cable television market. For the three and six months ended June 30, 1998, more than 55% of the Company's revenue was derived from sales to cable television service providers. Although the cable television industry outside of North America is generally expanding, the number of providers of cable television service in the U.S. has been declining, due to industry consolidation, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.

CONCENTRATION OF CLIENT BASE

          Aggregate revenue from the Company's ten largest clients accounted for approximately 65% of total revenue for the three and six months ended June 30, 1998. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients, including TCI, represented approximately 37% and 41% of total revenue in the second quarter of 1998 and 1997 and 37% and 42% of total revenue for the six months ended June 30, 1998 and 1997, respectively.

VARIABILITY OF QUARTERLY OPERATING RESULTS

          The Company's quarterly and annual operating results may fluctuate from quarter to quarter and year to year depending on various factors, including the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff, new product development and other expenses, introduction of new products by competitors, pricing pressures, the effect of acquisitions, the evolving and unpredictable nature of the markets in which the Company's products and services are sold and general economic conditions.

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

          The Company has introduced products, begun customer applications and pilots, and has formed alliances with other companies for the introduction, marketing and deployment of electronic bill presentment and other electronic services. The maintenance of the Company's paper statement expertise, successful development and marketing of electronic services and rate of customer acceptance of such services are all subject to the technological, competitive and market condition risks discussed in various sections of "Certain Factors That May Affect Future Results."

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

MANAGEMENT OF GROWTH AND ATTRACTION AND RETENTION OF KEY PERSONNEL

          Management of the Company's growth, which may occur both internally and through acquisitions, may place a considerable strain on the Company's management, operations and systems. The Company's ability to execute its business strategy will depend in part upon its ability to manage the demands of a growing business. Any failure of the Company's management team to effectively manage growth could have a material adverse effect on the Company's business, financial condition or results of operations.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

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

          None.


Item 3.   Defaults Upon Senior Securities.

          None.


Item 4.   Submission of Matters to a Vote of Security Holders.

          (a) The 1997 annual meeting (the "Annual Meeting") of stockholders of USCS International, Inc. was held on May 20, 1998, and 19,367,217 (82.6%) shares were present in person or by proxy.


          (b) The following persons were elected as Class II directors at the Annual Meeting:

               Class II (term expiring in 2001)
               -------------------------------------
                    James L. Hesburgh
                    Thomas A. Page
                    Larry W. Wangberg


          The following directors terms of office continued after the Annual Meeting.

               Class I (term expiring in 2000)
               ---------------------------------------
                    James C. Castle
                    John W. Clark
                    Charles D. Martin


               Class III (term expiring in 1999)
               ---------------------------------------
                    George L.  Argyros,  Sr.
                    Daniel R. Hesse
                    Michael F. McGrail

          (c)  (i)   Votes were cast or withheld in the election of Class II
                     directors at the Annual Meeting as follows:


                     Class II Director  For           Withheld        Against
                     -----------------  ----------    --------        -------
                     James L. Hesburgh  19,079,263     287,954             0

                     Thomas A. Page     19,100,224     266,993             0

                     Larry W. Wangberg  18,386,958     980,259             0


               (ii) Votes were cast at the Annual Meeting with respect to ratification of Price Waterhouse LLP as the Company's independent accountants for 1998:

                              For:           19,199,240

                              Against:       149,184

                              Abstain:       18,793

                     This matter received sufficient votes to pass.


               (iii) During the meeting there were no broker non-votes.

Item 5.   Other information.

          None

Item 6.   Exhibits and Reports on Form 8-K.

    (a)   Exhibits.

          Exhibit 10 Addendum to the Statement Production Services Agreement dated as of August 20, 1993 between International Billing Services and Ameritech Corporation.

          Exhibit 10.1 Second Amendment to Amended, Consolidated and Restated
                       Credit Agreement dated as of September 30, 1996 among USCS International, Inc. and NationsBank, N.A.

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

                        USCS INTERNATIONAL, INC.
                       (Registrant)

Dated: August 7, 1998                 By:  /s/ DOUGLAS L. SHURTLEFF
                                          -------------------------
                                          Douglas L. Shurtleff
                                          Senior Vice-President of Finance and
                                          Chief Financial Officer
                                          (Principal Financial Officer)