Form 10-Q
period 1998-09-30
USCS INTERNATIONAL INC
filed 1998-11-16
CIK 1012459

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-Q
(Mark one)
/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                        OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended September 30, 1998

                                         OR

/ /               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

                         OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to ________

                            Commission file number: 0-28268

                                 USCS INTERNATIONAL, INC.
            --------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

            DELAWARE                                            94-1727009
----------------------------------                          ------------------
(State or other jurisdiction of                                (IRS Employer
 incorporation or organization)                                Identification)

2969 PROSPECT PARK DRIVE,
RANCHO CORDOVA,  CALIFORNIA                                      95670-6148
----------------------------------------                     -----------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code (916) 636-4500

------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes      X        No
                                  ---            ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class                                    Outstanding at October 31, 1998
    -----------------------------            ---------------------------------
    Common Stock, $.05 par value             23,371,385 shares

                            USCS INTERNATIONAL, INC.
                              REPORT ON FORM 10-Q
                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                                                                   Page No.
                                                                                ---------------
   Part I.  Financial Information

      Item 1.  Financial Statements                                                    3

        Consolidated Condensed Balance Sheets
        September 30, 1998 (Unaudited) and December 31, 1997                           4

        Consolidated Condensed Statements of Operations (Unaudited)
        Three months and nine months ended September 30, 1998 and 1997                 5

        Consolidated Condensed Statements of Comprehensive Income (Unaudited)
        Three months and nine months ended September 30, 1998 and 1997                 6

        Consolidated Condensed Statements of Cash Flows (Unaudited)
        Nine months ended September 30, 1998 and 1997                                  7

        Notes to Consolidated Condensed Financial Statements                         8 - 9

      Item 2.  Management's Discussion and Analysis of Financial
               Condition, Results of Operations, and Certain Factors
               That May Affect Future Results.                                      10 - 22

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk             22

   Part II. Other Information

      Item 1.  Legal Proceedings                                                      22

      Item 2.  Changes in Securities                                                  22

      Item 3.  Defaults Upon Senior Securities                                        22

      Item 4.  Submission of Matters to a Vote of Security Holders                    22

      Item 5.  Other Information                                                      22

      Item 6.  Exhibits and Reports on Form 8-K                                       22

                    Signature                                                         23


                            USCS INTERNATIONAL, INC.

PART I.   FINANCIAL INFORMATION

Item 1.      Financial Statements

The following consolidated condensed financial statements, except for the balance sheet as of December 31, 1997, have been prepared by USCS International, Inc. (the "Company") without audit by independent public accountants, but in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report to Stockholders and the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the quarter and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the entire year ending December 31, 1998.

                            USCS INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

               (In thousands except share and per share amounts)

                                                  September 30,   December 31,
                                                      1998           1997
                                                  -------------   ------------
                                                   (unaudited)
                                     ASSETS
Current Assets:
    Cash                                            $ 16,630       $  2,787
    Accounts receivable, net                          67,867         71,970
    Postage receivable                                28,230         25,684
    Current portion of net investment in leases        4,789          5,892
    Paper products and other inventory                 6,957          4,573
    Other                                             10,160          9,853
                                                    --------       --------
       Total current assets                          134,633        120,759
Property and equipment, net                          105,321        101,631
Net investment in leases, net of current portion       4,591          4,686
Other                                                 28,234         11,543
                                                    --------       --------
Total assets                                        $272,779       $238,619
                                                    --------       --------
                                                    --------       --------

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Accounts payable and accrued expenses           $ 69,850       $ 62,656
    Current portion of long-term debt                  4,594          3,865
    Deferred revenue                                   7,473          4,529
                                                    --------       --------
        Total current liabilities                     81,917         71,050
Long-term debt, net of current portion                 2,451          5,453
Customer deposits and advances                        29,116         18,170
Other liabilities                                     10,333         12,585
                                                    --------       --------
          Total liabilities                          123,817        107,258
                                                    --------       --------

Stockholders' Equity:
    Preferred Stock, $.05 par value, 10,000,000
       shares authorized; no shares issued and
       outstanding                                        -              -
    Common Stock, $.05 par value,
        40,000,000 shares authorized; 23,427,582
        shares issued and 23,354,483 shares
        outstanding at September 30, 1998
        (unaudited) and 23,427,582 shares issued
        and 22,947,233 shares outstanding
        at December 31, 1997                           1,171          1,171
    Additional paid-in capital                        52,893         56,504
    Retained earnings                                 96,015         82,897
    Treasury stock                                    (1,463)        (9,047)
    Foreign currency translation adjustment              346           (164)
                                                    --------       --------
       Total stockholders' equity                    148,962        131,361
                                                    --------       --------
Total liabilities and stockholders' equity          $272,779       $238,619
                                                    --------       --------
                                                    --------       --------


                            USCS INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)
                    (In thousands except per share amounts)


                                          Three months ended            Nine months ended
                                            September 30,                 September 30,
                                       ------------------------      ------------------------
                                         1998           1997           1998           1997
                                       ---------      ---------      ---------      ---------
Revenue:
  Software and services:
    Customer management                 $40,287        $39,646       $121,856       $115,080
    Bill processing                      37,114         28,998        105,787         86,917
                                        -------        -------       --------       --------
      Total                              77,401         68,644        227,643        201,997
  Equipment sales and services            5,102          4,479         18,922         14,794
                                        -------        -------       --------       --------
      Total revenue                      82,503         73,123        246,565        216,791
                                        -------        -------       --------       --------
Cost of revenue:
  Software and services:
    Customer management                  20,219         17,759         58,799         53,670
    Bill processing                      25,599         20,923         75,063         62,847
                                        -------        -------       --------       --------
      Total                              45,818         38,682        133,862        116,517
  Equipment sales and services            2,974          2,536         12,148          8,062
                                        -------        -------       --------       --------
      Total cost of revenue              48,792         41,218        146,010        124,579
                                        -------        -------       --------       --------
Gross profit                             33,711         31,905        100,555         92,212
                                        -------        -------       --------       --------
Operating expenses:
  Research and development                8,719          7,323         25,376         22,054
  Selling, general and administrative    14,385         14,799         42,873         42,261
  Non-recurring charges                   7,100              -          7,100              -
                                        -------        -------       --------       --------
      Total operating expenses           30,204         22,122         75,349         64,315
                                        -------        -------       --------       --------
Operating income                          3,507          9,783         25,206         27,897
Interest (income) expense, net              (39)           109            250            464
                                        -------        -------       --------       --------
Income before income taxes                3,546          9,674         24,956         27,433

Income tax provision                      3,488          3,883         11,838         10,987
                                        -------        -------       --------       --------
Net income                              $    58        $ 5,791       $ 13,118       $ 16,446
                                        -------        -------       --------       --------
                                        -------        -------       --------       --------
Earnings per share:
  Basic                                 $     -        $  0.25       $   0.56       $   0.71
  Diluted                               $     -        $  0.24       $   0.54       $   0.68

Weighted average common shares
      and equivalents:
  Basic                                  23,305         23,291         23,232         23,180
  Diluted                                24,325         24,438         24,084         24,293


                             USCS INTERNATIONAL, INC.
                     CONSOLIDATED CONDENSED STATEMENTS OF
                            COMPREHENSIVE INCOME

                                  (unaudited)
                                 (In thousands)


                                          Three months ended            Nine months ended
                                            September 30,                 September 30,
                                       ------------------------      ------------------------
                                         1998           1997           1998           1997
                                       ---------      ---------      ---------      ---------

Net income                               $   58         $5,791        $13,118        $16,446

Other comprehensive income:
  Foreign currency translation
    adjustment                              519            (16)           510            (35)
                                        -------        -------       --------       --------
  Comprehensive income                   $  577         $5,775        $13,628        $16,411
                                        -------        -------       --------       --------
                                        -------        -------       --------       --------


                            USCS INTERNATIONAL, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                  (unaudited)
                                 (In thousands)


                                                       Nine months ended
                                                         September 30,
                                                    ------------------------
                                                      1998            1997
                                                    ---------       --------
Cash flows from operating activities:
     Net income                                     $ 13,118       $ 16,446
     Depreciation and amortization                    21,015         18,882
     Net change in operating assets and liabilities   17,746         (3,764)
     Non-recurring charges                             7,100              -
                                                    --------       --------
Net cash provided by operating activities             58,979         31,564
                                                    --------       --------
Cash flows from investing activities:
     Capital expenditures, net                       (23,361)       (23,988)
     Purchase of subsidiary                          (13,951)        (2,046)
     Other                                            (2,950)             -
                                                    --------       --------
Net cash used in investing activities                (40,262)       (26,034)
                                                    --------       --------
Cash flows from financing activities:
     Net paydown under revolving credit agreement     (4,000)             -
     Payments on long-term debt                       (5,741)        (4,348)
     Proceeds from issuance of long-term debt          7,427              -
     Proceeds from issuance of common stock                -          2,338
     Purchases of treasury stock net of issuances     (2,560)        (3,157)
                                                    --------       --------
Net cash used in financing activities                 (4,874)        (5,167)
                                                    --------       --------
Net increase in cash                                  13,843            363

Cash at January 1                                      2,787          8,452
                                                    --------       --------
Cash at September 30                                $ 16,630       $  8,815
                                                    --------       --------
                                                    --------       --------

Supplemental Schedule of Noncash Financing Activities:

    Contribution of Company shares to 401(k)        $  6,533       $      -
                                                    --------       --------
                                                    --------       --------


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


4.   Business Acquisition

          In August of 1998, the Company purchased 100% of the stock of Custima International Holdings, plc ("Custima") for cash. The business acquired provides billing and customer care software for the utilities industry. The cost of the acquisition was approximately $ 15,400,000. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include the results of operations from the date of acquisition. The purchase includes existing technology, in-process research and development, trademarks and in-place workforce with an aggregate value of approximately $15,200,000. Based on an independent appraisal, $6,000,000 was attributed to in-process research and development and, in accordance with applicable accounting principles, was charged to expense. Also, a reorganization charge for redundant facilities and workforce of $1,100,000 was taken in connection with the Company's purchase and consolidation of Custima. Intangible assets are being amortized on a straight-line basis over periods ranging from 5 to 20 years. The results of operations for periods prior to the acquisition were immaterial.

                              USCS INTERNATIONAL, INC.
                NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


5.   Proposed Merger

          On September 2, 1998, the Company announced a proposed merger with DST Systems, Inc. ("DST"). DST provides sophisticated information processing and computer software services and products, primarily to mutual funds, insurance companies, banks and other financial services organizations. The Board of Directors of each Company has approved the merger. Under the terms of the merger agreement, upon the closing, each share of the Company's common stock will be converted into the right to receive .62 shares of DST common stock. The merger is intended to be a tax-free reorganization and accounted for as a pooling of interests. The proposed merger is subject to approval by the shareholders of both companies and is intended to be completed before the end of the year.

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

     Founded in 1969, the Company is a leading global provider of customer management software and services to the communications and other service industries. The Company's revenues are derived primarily from providing software to cable television and multi-service providers worldwide, as well as bill processing services to cable television, telecommunications, financial services, utilities and other service industries. Software and bill processing services are generally offered to North American cable television providers under bundled service arrangements. Outside of North America, software is generally licensed to customers exclusive of the bill processing. Most of the Company's revenue is based on the number of subscribers or end-users of the Company's clients, the number of billing statements mailed and/or the number of images produced under contracts with terms ranging from three to seven years. Clients are billed monthly, generally based on the number of end-users they serve. As a result, a significant portion of the Company's revenue is recurring and increases as the service provider's customer base grows. In addition, the Company sells computer hardware and provides associated maintenance. Leasing is provided as an alternative to equipment purchases for clients. The Company, since the acquisition of Custima, also provides customer care and billing software for the utilities industry. See note 4 to the financial statements.

     The Company sells its software and services to cable television and multi-service providers in North America and the U.K. primarily through a direct sales force. Outside of North America and the U.K., the Company markets its software primarily through strategic alliances with companies specializing in system integration or computer hardware manufacturing that are capable of providing local sales and support. Building and maintaining relationships with its clients is an important part of the Company's strategy because selling cycles can extend a year or longer. The Company has committed increased resources to the diversification of its customer base, focusing primarily on international, multi-service, telecommunications, utilities and other high-volume markets because it believes these represent opportunities to grow at rates greater than, and decrease its dependence upon, the U.S. cable television marketplace.

     On September 2, 1998, the Company announced a proposed merger with DST Systems, Inc. ("DST"). See note 5 to the financial statements. The merger is intended to strengthen the operating, financial and competitive aspects of the combined company through combined economies of scale, coordinated production efficiencies and the elimination of duplicate costs. The Company believes that the combined company will have a significant presence in terms of market share in the mutual fund shareowner processing, subscriber management services and output processing industries.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the Company's consolidated condensed statements of operations and the percentage of revenue represented by each line item (dollars in thousands):


                                                      Three months ended                         Nine months ended
                                                         September 30,                              September 30,
                                           ----------------------------------------   -----------------------------------------
                                                  1998                  1997                   1998                  1997
                                           ------------------    ------------------   -------------------   -------------------
                                                                                 (Unaudited)
Revenue:
  Software and services:
    Customer management                    $40,287       48.8%   $39,646       54.2%  $121,856       49.4%  $115,080       53.1%
    Bill processing                         37,114       45.0     28,998       39.7    105,787       42.9     86,917       40.1
                                           -------      -----    -------      -----   --------      -----   --------      -----
      Total                                 77,401       93.8     68,644       93.9    227,643       92.3    201,997       93.2
  Equipment sales and services               5,102        6.2      4,479        6.1     18,922        7.7     14,794        6.8
                                           -------      -----    -------      -----   --------      -----   --------      -----
      Total revenue                         82,503      100.0     73,123      100.0    246,565      100.0    216,791      100.0
                                           -------      -----    -------      -----   --------      -----   --------      -----
Cost of revenue:
  Software and services:
    Customer management                     20,219       24.5     17,759       24.3     58,799       23.9     53,670       24.8
    Bill processing                         25,599       31.0     20,923       28.6     75,063       30.4     62,847       29.0
                                           -------      -----    -------      -----   --------      -----   --------      -----
      Total                                 45,818       55.5     38,682       52.9    133,862       54.3    116,517       53.8
  Equipment sales and services               2,974        3.6      2,536        3.5     12,148        4.9      8,062        3.7
                                           -------      -----    -------      -----   --------      -----   --------      -----
      Total cost of revenue                 48,792       59.1     41,218       56.4    146,010       59.2    124,579       57.5
                                           -------      -----    -------      -----   --------      -----   --------      -----
Gross profit                                33,711       40.9     31,905       43.6    100,555       40.8     92,212       42.5
                                           -------      -----    -------      -----   --------      -----   --------      -----
Operating expenses:
  Research and development                   8,719       10.6      7,323       10.0     25,376       10.3     22,054       10.2
  Selling, general and  administrative      14,385       17.4     14,799       20.3     42,873       17.4     42,261       19.4
  Non-recurring charges                      7,100        8.6        -          -        7,100        2.9        -          -
                                           -------      -----    -------      -----   --------      -----   --------      -----
      Total operating expenses              30,204       36.6     22,122       30.3     75,349       30.6     64,315       29.6
                                           -------      -----    -------      -----   --------      -----   --------      -----
Operating income                             3,507        4.3      9,783       13.3     25,206       10.2     27,897       12.9
Interest (income) expense                      (39)       -          109         .1        250         .1        464         .2
                                           -------      -----    -------      -----   --------      -----   --------      -----
Income before income taxes                   3,546        4.3      9,674       13.2     24,956       10.1     27,433       12.7

Income tax provision                         3,488        4.2      3,883        5.3     11,838        4.8     10,987        5.1
                                           -------      -----    -------      -----   --------      -----   --------      -----
Net income                                  $   58        0.1%   $ 5,791        7.9%   $13,118        5.3%   $16,446        7.6%
                                           -------      -----    -------      -----   --------      -----   --------      -----
                                           -------      -----    -------      -----   --------      -----   --------      -----


The following table sets forth revenue and percentage of revenue by line item exclusive of a discontinued customer, revenue of a discontinued customer and total revenue (dollars in thousands):


                                                      Three months ended                         Nine months ended
                                                         September 30,                              September 30,
                                           ----------------------------------------   -----------------------------------------
                                                  1998                  1997                   1998                  1997
                                           ------------------    ------------------   -------------------   -------------------
                                                                                 (Unaudited)
  Software and services:
    Customer management                    $32,875       39.9%   $29,256       40.0%  $ 94,691       38.4%  $ 82,956       38.3%
    Bill processing                         35,959       43.6     28,768       39.4    102,431       41.6     85,869       39.6
  Equipment sales and services               3,810        4.6      2,637        3.6     14,614        5.9      8,630        4.0
                                           -------      -----    -------      -----   --------      -----   --------      -----
     Total                                  72,644       88.1     60,661       83.0    211,736       85.9    177,455       81.9
  Discontinued customer                      9,859       11.9     12,462       17.0     34,829       14.1     39,336       18.1
                                           -------      -----    -------      -----   --------      -----   --------      -----
      Total                                $82,503     100.0%    $73,123      100.0%  $246,565     100.0%   $216,791     100.0%
                                           -------      -----    -------      -----   --------      -----   --------      -----
                                           -------      -----    -------      -----   --------      -----   --------      -----


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

     Total revenue increased 13% to $82.5 million in the third quarter of 1998 from $73.1 million in the comparable quarter in 1997. The increase in the 1998 third quarter over the same period in 1997 was attributable to growth in revenue from customer management software and services of $.6 million or 2%, growth in bill processing of $8.1 million or 28%, and an increase in equipment sales and services of $.6 million or 14%.

     Total revenue increased by 14% to $246.6 million for the nine months ended September 30, 1998 from $216.8 million in the comparable period in 1997. The increase in the first nine months of 1998 over the same period in 1997 was attributable to growth in revenue from customer management software and services of $6.8 million or 6%, growth in bill processing of $18.9 million or 22%, and an increase in equipment sales and services of $4.1 million or 28%.

     Tele-Communications, Inc. ("TCI") represented approximately 12% and 14% of the Company's total revenue in the third quarter and nine months ended September 30, 1998, respectively, and 17% and 18% in the same periods in 1997. TCI represented approximately 18% and 22% of the Company's customer management software and services revenue in the third quarter and nine months ended September 30, 1998, respectively, and 26% and 28% in the same periods in 1997. More than two years ago, TCI announced and began development of an in-house system to replace the Company's customer management software. On August 11, 1997, TCI informed the Company that it had agreed to sell its partially developed in-house system to a competitor of the Company and was going to enter into an exclusive long-term contract for customer management software with that competitor. Under the contract between TCI and the Company, which expires on December 31, 1999, TCI may remove subscribers after giving ninety days' notice, without significant economic penalty. Although TCI has not provided the Company with a definitive schedule for conversion of the TCI subscribers to the competitor's software, the conversions have begun, and it is believed that TCI and the competitor wish to complete the transfer by the end of 1998. Additionally, the Company believes that TCI's contract with the competitor provides financial incentives to TCI for converting subscribers of certain TCI affiliates, some of whom are currently clients of the Company, to the competitor's software. Revenue from TCI has declined in absolute dollars from $12.5 million in the third quarter 1997 to $9.9 million in the third quarter 1998 or 21% and from $39.3 million for the nine months ended September 30, 1997 to $34.8 million in the same period in 1998 or 11%. The decrease was primarily from a reduction in the number of subscribers serviced by TCI and services purchased by TCI. The total number of TCI subscribers on the Company's software declined by approximately 5.6 million or 51% as of September 30, 1998 compared to December 31, 1997. The actual rate of decline in the number of TCI subscribers served and revenue derived from TCI cannot be definitively estimated on a quarter by quarter basis. However, the Company believes the decline in revenue from TCI will increase throughout the year. The Company intends to mitigate the impact of this by aggressively pursuing other domestic and international opportunities and allocating the Company's resources to other existing or new customers.

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

     Customer management software and services revenue, exclusive of revenue from TCI, increased 12% to $32.9 million in the third quarter of 1998 from $29.3 million in the comparable 1997 quarter. Bill processing revenue as a stand-alone service increased 25% to $36.0 million in the third quarter of 1998 from $28.8 million in the comparable quarter of the prior year. Equipment sales and services revenue increased to $3.8 million in the third quarter of 1998 from $2.6 in the third quarter of 1997.

     Customer management software and services revenue, exclusive of revenue from TCI, increased by 14% to $94.7 million for the nine months ended September 30, 1998 from $83.0 million for the same period in 1997. Bill processing revenue increased by 19% to $102.4 million for the nine months ended September 30, 1998 from $85.9 million for the same period in 1997. Equipment sales and services revenue increased to $14.6 million for the nine months ended September 30, 1998 from $8.6 million for the same period in 1997.

     Growth in customer management software and services revenue for the third quarter and nine months ending September 30, 1998 compared to the same periods in 1997, exclusive of revenue from TCI, came primarily from increases in the number of subscribers of existing and new clients in the U.S. and international markets, increases in prices allowed by existing contracts, and migration of clients to higher-priced services. Growth in bill processing revenue was derived from an increase in the volume of statements and images produced because of the internal growth of existing customers and the acquisition of new customers, primarily in telecommunications and other high-volume markets. The increase in equipment sales and services revenue was primarily the result of large equipment sales in the first and second quarters of 1998 and increased leasing revenues related to new leasing transactions which occurred in the latter part of 1997. Equipment sales volumes experienced in prior quarters should not be considered indicative of future equipment sales volumes.

     Three significant clients, including TCI, accounted for $27.3 million and $28.3 million or 33% and 39% of total revenue in the third quarter of 1998 and 1997, respectively, and $88.8 million and $87.8 million or 36% and 41% of total revenue for the nine months ended September 30, 1998 and 1997, respectively. See "-Certain Factors That May Affect Future Results" regarding these clients and other factors that may impact future revenue.

COST OF REVENUE AND GROSS PROFIT

     Cost of software and services revenue consists primarily of direct labor, equipment-related expenses, cost of materials such as paper, and facilities expense. Cost of equipment sales and services revenue consists primarily of computer hardware purchased for resale or lease and third-party maintenance.

     The Company's gross profit margin of approximately 41% in the third quarter of 1998 was lower than the third quarter 1997 gross margin of approximately 44%. The gross profit margin for the nine months ending September 30, 1998 was 41% compared to 43% for the same period in 1997. The software and services gross profit margin declined to approximately 41% in the third quarter of 1998 from approximately 44% for the same period in 1997. The software and services gross profit margin for the nine months ending September 30, 1998 was approximately 41% compared to 42% for the same period in 1997. The customer management software and services gross profit margin was 50% in the third quarter of 1998 compared to 55% in the third quarter of 1997. The gross profit margin for customer management software and services for the nine months ending September 30, 1998 was 52% compared to 53% for the same period in 1997. The bill processing services gross profit margin was 31% in the third quarter of 1998 compared to 28% in 1997. The bill processing gross profit margin was 29% for the first nine months ending
September 30, 1998 compared to 28% for the same period in 1997.   The gross
profit margin on equipment-related revenue decreased to 42% and 36% in the third quarter and nine months ending September 30, 1998 from 43% and 46% for the same periods in 1997, respectively.

     The gross profit margin decrease in customer management software and services in the third quarter of 1998 and nine months ended September 30, 1998, compared to the same periods in 1997, is attributable to inefficiencies associated with transitioning new customers on to the Company's products and services while transitioning TCI off, and, to a lesser degree, the consolidation of Custima's operations. The increase in the bill processing gross margin for the third quarter and nine months ended September 30, 1998 was attributed to increased revenues while realizing processing efficiencies and economies of scale. The decline in the software and services gross profit margin, consisting of customer management and bill processing, was due to the inefficiencies cited above as well as a shift in revenue mix consisting of an increased percentage of the gross profit contribution flowing from the lower margin bill processing business. Gross margins on equipment sales and services typically vary based on the mix of equipment sales and services and underlying demand. The decline in the gross profit margin for equipment sales and services in the third quarter and nine months ended September 30, 1998, in comparison to the same periods in the prior year, is attributable to discounting on equipment sales and increased depreciation expense on leased equipment.

RESEARCH AND DEVELOPMENT

     Research and development costs relate primarily to ongoing product development and consist of personnel costs, consulting, testing, supplies, facilities and depreciation expenses. Once the product under development reaches technological feasibility, the development expenditures are capitalized and amortized.

     Research and development expense was $8.7 million, or 11% of revenue, in the third quarter of 1998 compared to $7.3 million, or 10% of revenue, for the same period in 1997. For the nine months ended September 30, 1998, research and development expense was $25.4 million, or 10% of revenue, compared to $22.1 million, also approximately 10% of revenue, for the same period in 1997. The increased expenditures are attributable to the Company's commitment to the development of new products and enhancements to existing products.

YEAR 2000 COMPLIANCE

     Many computer programs use only two digits to identify a year in a date field within the program (e.g., "98" or "02"). If not corrected, computer applications making calculations and comparisons in different centuries may cause inaccurate results or fail by or at the Year 2000. Because the Company licenses software and provides services relating to such software and otherwise makes extensive use of date-sensitive computer programs, the Company may have exposure to Year 2000 issues.

     The Company has completed a review of its IT systems, such as internal computer systems, financial and payroll systems and software development systems, and its non-IT systems, such as HVAC, security and elevators, to identify systems that could be affected by the "Year 2000 Issue." The Company has developed an enterprise-wide implementation plan to resolve any Year 2000 issues in its internal systems. With modifications to existing systems, which are expected to be completed by September 30, 1999, the Company believes the Year 2000 Issue will not pose significant operational problems for its computer systems. The Company is in the process of quantifying internal staff costs as well as consulting and other expenses related to enhancements necessary to prepare the systems for the Year 2000. The Company currently believes that such costs will not be material; however, there can be no assurance of this.

     The Company has also completed an assessment of third-party Year 2000 dependencies, has determined risk levels associated with those dependencies and is in the process of developing contingency plans, which are expected to be completed by December 31, 1998, relative to those dependencies. The Company believes that it will not experience any Year 2000 problems from most of its key vendors and suppliers; however, the Company is unable to determine whether certain suppliers, principally utility providers, will be Year 2000 compliant in time. The Company is developing contingency plans in the event that a key vendor or supplier causes or could potentially cause any Year 2000 problems, but there can be no assurance that an acceptable contingency plan can be developed for certain suppliers, such as utilities, or that any such plan would
successfully protect the Company from any Year 2000 exposure.   There can also
be no assurance that a vendor or supplier that appears to be Year 2000 compliant
will not experience problems that could adversely affect the Company.   The
Company is specifically dependent upon uninterrupted service from utilities providers. In the event that service is disrupted as a result of a utility provider not being Year 2000 ready, the Company's results of operations could be materially adversely affected.

     The Company believes that its current products do not require further modification for the Year 2000 Issue and does not anticipate any material exposures related to the Year 2000 Issue for its products and services. The Company expects that the current installed base of its customer management software will be fully replaced with Year 2000-ready software by June 30, 1999, through both the customers' regular upgrade program and the customers' maintenance contracts. In certain cases, the Company will be required under the applicable maintenance contract to provide Year 2000-compliant software free of charge. The Company believes that the cost of such upgrades will be immaterial. The Company has since 1995 been implementing an on-going program of upgrading or replacing its bill processing computer systems. A part of such program includes providing Year 2000 capability. The cost of including Year 2000 compliance as part of the upgrade program is immaterial. The program is expected to be completed by September 30, 1999.

     Factors that could impact the Company's ability to make the necessary modifications and deploy those modifications across the current computer systems include, but are not limited to, the availability and cost of trained personnel and the ability of such personnel to complete the current remediation plan on schedule. However, if such remediation is not completed on a timely basis or is more costly to implement than currently anticipated, the Company's business, financial condition or results of operations could be materially adversely affected. Further, the Company cannot anticipate the degree to which it may be the subject of claims or complaints regarding the Year 2000 Issue.

SELLING, GENERAL AND ADMINISTRATIVE

     Selling expenses consist of compensation for sales and marketing personnel including commissions and related bonuses, travel, trade shows and promotional expenses. General and administrative expenses consist of compensation for administration, finance and general management personnel, as well as legal and accounting fees.

     Total selling, general and administrative expenses did not significantly vary in the third quarter and nine months ended September 30, 1998 in comparison to the same periods in 1997. Selling and marketing expenditures decreased by 2% in the third quarter of 1998 compared to the third quarter of 1997. As a percentage of revenue, selling and marketing expenditures decreased by approximately 1% in the third quarter and first nine months of 1998 compared to the same periods in 1997. General and administrative expenses for the third quarter decreased by approximately 4% and decreased by less than 1% in the nine months ended September 30, 1998 compared to the same periods in 1997. As a percentage of revenue, general and administrative expense in the third quarter declined by approximately 2 percentage points compared to the same period in 1997 and by approximately 1 percentage point for the first nine months of 1998 compared to the same period in 1997. The decline in selling, general and administrative expense as a percentage of revenue in the third quarter and nine months ended September 30, 1998, when compared to the same periods in 1997, was due to increased revenue coupled with cost containment efforts.

ACQUISITION OF BUSINESS AND NON-RECURRING CHARGES

     In August of 1998, the Company purchased for cash 100% of the stock of Custima International Holdings, plc (Custima). Based in the United Kingdom, Custima provides customer management and billing software to the utilities industry and supports electric, gas, water and waste utilities on an international basis. The acquisition of Custima is expected to facilitate the Company's efforts to expand and diversify its product offerings into the utilities industry both domestically and internationally.

     The aggregate cost of the acquisition was approximately $15.4 million. The acquisition is being accounted for as a purchase, and accordingly, the financial statements include the results of operations from the date of acquisition. The purchase includes existing technology, in-process research and development, trademarks and in-place workforce of approximately $15.2 million.

     The Company incurred $7.1 million in non-recurring charges pertaining to the acquisition of Custima. The non-recurring charges consist of an in-process research and development write-off of $6.0 million and a reorganization charge for redundant facilities and workforce of $1.1 million. See note 4 to the financial statements.

INTEREST EXPENSE

     Interest expense consists of interest on borrowings under revolving credit agreements, revenue bonds pertaining to certain of the Company's facilities and notes and credit agreements related to the Company's leasing subsidiary. Interest expense for the three and nine months ended September 30, 1998 did not materially change in comparison to the same periods in 1997.

INCOME TAXES

     The Company's provision for income taxes represents estimated federal, state and foreign income taxes. The income tax rate was 36% and 38% for the quarter and nine months ended September 30, 1998, respectively, after adjustment for the non-deductible in-process research and development charge of $6.0 million and non-deductible amortization of goodwill related to the Custima acquisition. The cumulative tax rate adjustment from 39% for the first six months of 1998 to 38% for the nine-month period ending September 30, 1998 was effected in the third quarter of 1998. This was approximately two percentage points lower than the 1997 comparable periods. The rate decline is attributable to the mix of foreign and domestic income and the application of tax reduction strategies.

NET INCOME

     Adjusted information is provided to facilitate comparisons to prior periods.

     Net income, as adjusted to exclude the effects of the non-recurring charges of $7.1 million and Custima's operating loss of $.7 million, would have been $7.3 million for the third quarter of 1998, an increase of approximately 26% over the same period in 1997. For the first nine months of 1998, net income would have been $20.4 million or 24% higher than the same period in 1997. Diluted earnings per share would have been $.30 and $.85 for the third quarter and nine months ending September 30, 1998 compared to $.24 and $.68 in the same periods in 1997, respectively.

     Net income as reported decreased by $5.7 million or 99% and by $3.3 million or 20% in the third quarter and nine months ended September 30, 1998 compared to the same periods in 1997, respectively. The decline in net income was primarily the result of the $7.1 million in non-recurring charges explained above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's liquidity position remained strong through the third quarter of 1998. Total long-term debt, including the current portion, was $7.0 million as of September 30, 1998 compared to $9.3 million at December 31, 1997. The debt outstanding at September 30, 1998 pertains to the Company's leasing subsidiary and is collateralized, without recourse, by rents receivable. At September 30, 1998, the Company had an available $50 million line of credit. There were no borrowings outstanding at September 30, 1998. Total capital expenditures through the third quarter of 1998 were $23.4 million compared to $24.0 million in the same period in 1997. The Company, in 1998, has expended approximately $2.6 million, net of issuances, for the repurchase of stock. In addition, the Company has contributed approximately 312,000 shares of treasury stock to fund its $6.5 million obligation to the 401(k) Retirement Plan.

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

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

     A number of uncertainties exist that could affect the Company's future operating results, including, without limitation, changes in the global communications market, concentration in the cable television market, the Company's ability to retain existing customers and attract new customers in the global communications market as well as utilities and other high-volume service industries, the Company's continuing ability to develop products that are responsive to the evolving needs of its customers, increased competition, changes in operating expenses, changes in government regulation of the Company's customers and general economic factors in the U.S. as well as the international marketplace.

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

DEPENDENCE ON THE CABLE TELEVISION MARKET

     Although the Company's current strategy is to address the needs of the global communications market and other high volume service providers, the Company is highly dependent on the cable television market. For the three and nine months ended September 30, 1998, more than 55% of the Company's revenue was derived from sales to cable television service providers. Although the cable television industry outside of North America is generally expanding, the number of providers of cable television service in the U.S. has been declining, due to industry consolidation, resulting in a reduction of the number of potential cable television clients in the U.S. As the number of companies serving the available subscriber base decreases, the loss of a single client could have a greater adverse impact on the Company than in the past. Even if the number of clients remains the same, a decrease in the number of subscribers served by the Company's cable television clients would result in lower revenue for the Company. Furthermore, a decrease in the number of cable subscribers or any adverse development in the cable television market could have a material adverse effect on the financial condition and results of operations of the Company.

CONCENTRATION OF CLIENT BASE

     Aggregate revenue from the Company's ten largest clients accounted for approximately 65% of total revenue for the three and nine months ended September 30, 1998. Loss of all or a significant part of the business of any of these clients or a decrease in their respective customer bases would have a material adverse effect on the financial condition and results of operations of the Company. Three of the Company's clients, including TCI, represented approximately 33% and 39% of total revenue in the third quarter of 1998 and 1997 and 36% and 41% of total revenue for the nine months ended September 30, 1998 and 1997, respectively.

     TCI represented approximately 12% and 14% of the Company's revenue in the third quarter and nine months ended September 30, 1998, respectively, and 17% and 18% in the same periods in 1997.

     The Company's largest bill processing client, Ameritech Corporation, accounted for 12% of total revenue in both the third quarter and nine months ended September 30, 1998 and for 13% and 14% of total revenue in the third quarter and nine months ended September 30, 1997, respectively. Ameritech became a client early in 1994 and has contracts with the Company expiring in 2000 and 2001. Another bill processing client, Cincinnati Bell Information Systems, Inc. ("CBIS"), a client since 1990, accounted for 9% and 10% of total revenue in the third quarter and nine months ended September 30, 1998, respectively, and 9% of total revenue in both the third quarter and nine months ended September 30, 1997. Early in 1997, the Company entered into a new contract with CBIS expiring in 2002.

POTENTIAL LOSS OF REVENUE

     In addition to the loss of revenue from TCI as discussed in "Management's Discussion And Analysis Of Financial Condition And Results Of Operations -Revenue," another customer that accounted for approximately 6% of the Company's total revenue in both the third quarter and nine months ended September 30, 1998 and 5% in the same periods in 1997, and for approximately 10% of the Company's customer management software and services revenue in both the third quarter and nine months ended September 30, 1998 and 8% in the same periods in 1997, has orally advised the Company that it may move to an alternative solution for its customer management software requirements. The customer has informed the Company that it expects that a competitor of the Company may have this alternative available for pilot testing in mid-1999 and, if that test is successful, the customer would begin migrating its subscribers to this alternative in the first or second quarter of 2000. The migration would extend over twelve months or longer. Under the contract between the customer and the Company, which expires in July 2003, the customer may remove subscribers after giving ninety days' notice, without significant economic penalty.

VARIABILITY OF QUARTERLY OPERATING RESULTS

     The Company's quarterly and annual operating results may fluctuate from quarter to quarter and year to year depending on various factors, including the impact of significant start-up costs associated with initiating the delivery of contracted services to new clients, the hiring of additional staff, new product development and other expenses, introduction of new products by competitors, pricing pressures, the effect of acquisitions, the evolving and unpredictable nature of the markets in which the Company's products and services are sold and general economic conditions. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Acquisition of Business and Non-recurring Charges."

YEAR 2000 COMPLIANCE

     The Company has completed "Year 2000" related reviews of its internal computer systems such as financial, payroll and software development systems as well as its production systems and products. The Company has also completed Year 2000 assessments of external third-party software and services dependencies that might have an impact on the operations of the Company. The Company has developed an enterprise-wide implementation plan to resolve any Year 2000 problems, and with current and future modifications of existing systems, believes Year 2000-related issues will not pose significant operational problems for its computer systems. Also, the Company believes it will not experience any Year 2000 problems related to most of its external third-party software and services dependencies. The Company, while still in the process of determining costs related to Year 2000 preparation, does not believe that such costs will be material. However, there can be no assurance that the Company will not experience some type of computer hardware, software or operational problem that is related to the Year 2000 Issue, and there can be no assurance that such a problem will not have a material adverse impact on the operations or financial position of the Company or the Company's customers. Although costs related to Year 2000 preparedness are still being quantified, there also can be no assurance that these costs will not have an adverse material impact to the Company and its results of operations. See "Management's Discussion And Analysis Of Financial Condition And Results Of Operations - Year 2000 Compliance."

NEW PRODUCTS, RAPID TECHNOLOGICAL CHANGES AND COMPETITION

     The market for the Company's products and services is highly competitive, and competition is increasing as additional market opportunities arise. The Company believes its most significant competitors for customer management software and services are independent providers of such software and services and in-house systems.

     Through the acquisition of Custima, the Company is entering into a new market that is currently undergoing significant and rapid changes. There can be no assurance that the Company will be successful in this new market. See note 4 to the financial statements.

     In addition, competitive factors could influence or alter the Company's overall revenue mix between customer management software, services, including bill processing services, and equipment sales and leasing. Any of these factors could have a material adverse effect on the financial condition and results of operations, including gross profit margins, of the Company.

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

     The Company has introduced products, begun customer applications and pilots, and has formed alliances with other companies for the introduction, marketing and deployment of electronic bill presentment and other electronic services. The maintenance of the Company's paper statement expertise, successful development and marketing of electronic services and rate of customer acceptance of such services are all subject to the technological, competitive and market condition risks discussed in various sections of this report.

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

INTERNATIONAL BUSINESS ACTIVITIES

     The Company's strategy to diversify its customer base includes the selling of its products in a variety of international markets. To date, the Company's primary customer management software has been installed in more than 20 countries. Generally, the Company operates in U.S. dollars, which reduces but does not eliminate exposure to the adverse impact of currency fluctuations. Currently, less than 10% of the Company's customer management software and services revenue comes from international sources, and the Company is expanding its international presence, primarily through third-party marketing and distribution alliances. The Company's current and proposed international business activities are subject to certain inherent risks, including, but not limited to, specific country, regional or global economic conditions, exchange rate fluctuation and its impact on liquidity, changes in the national priorities of any given country and cultural differences. There can be no assurance that such risks will not have a material adverse effect on the Company's future international sales and, consequently, the Company's business, operating results and financial condition.

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

VOLATILITY OF STOCK PRICE AND PROPOSED MERGER WITH DST SYSTEMS, INC.

     Although the Company believes that it has the product offerings and resources needed for continuing success, future revenue and margin trends cannot be reliably predicted and may cause the Company to adjust its operations. The Company's stock price, like that of other technology companies, is subject to significant volatility. The announcement of new products, services or technologies by the Company or its competitors, proposed mergers or acquisitions, quarterly variations in the Company's results of operations, changes in revenue or earnings estimates by the investment community and speculation in the press or investment community are among the factors affecting the Company's stock price. In addition, the stock price may be affected by general market conditions and domestic and international macroeconomic factors unrelated to the Company's performance. Because of the foregoing reasons, recent trends should not be considered reliable indicators of future stock prices or financial results.

     Certain risks are inherent in the proposed merger with DST Systems, Inc,
(DST) including, but not limited to, failure of the proposed merger to occur, or of the combined company to realize certain efficiencies and economies of scale, as well as an adverse reaction by the investment community or the combined company's customers. Furthermore, the Company's pre-merger stock price is significantly influenced by the stock price of DST. Any fluctuations in the stock price of DST may have an effect on the stock price of the Company prior to the merger. Failure of the proposed merger to occur could have an adverse effect on the Company's stock price as well as the Company's future operating results due to the write-off of pre-merger costs incurred and possible market stigma.


Item 3.   Quantitative and Qualitative Disclosures about Market Risk

          Not Applicable


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings:

          The Company does not have any material pending legal proceedings other than ordinary routine litigation incidental to its normal business activities.

Item 2.   Changes in Securities:

          None

Item 3.   Defaults Upon Senior Securities:

          None

Item 4.   Submission of Matters to a Vote of Security Holders:

          None

Item 5.   Other information:

          None

Item 6.   Exhibits and Reports on Form 8-K:

    (a)   Exhibits.

          Exhibit 11     Computation of Per Share Earnings

          Exhibit 27     Financial Data Schedule

    (b)   Reports on Form 8-K:

          The Registrant filed the following reports Form 8-K:

          Registrant's Press Release, dated as of September 2, 1998, announcing an agreement to merge USCS International, Inc. with a wholly owned subsidiary of DST Systems, Inc.

          Registrant's Press Release, dated as of August 13, 1998, announcing the acquisition of Custima International Holdings, plc, by CableData International, Ltd., a wholly owned subsidiary of USCS International, Inc.

    USCS INTERNATIONAL, INC.

    SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    USCS INTERNATIONAL, INC.
    (Registrant)

    Dated: November 13, 1998

    By:  /s/ DOUGLAS L. SHURTLEFF
    ------------------------------------
    Douglas L. Shurtleff
    Senior Vice-President of Finance and
    Chief Financial Office
    (Principal Financial Officer)